Form 10-K
period 2009-12-31
VIASPACE Green Energy Inc.
filed 2010-03-31
CIK 1465062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-110680

VIASPACE GREEN ENERGY INC.
(Exact name of registrant as specified in its charter)

British Virgin Islands	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2102 Business Center Drive, Suite 130
Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

(626) 768-3360
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐, and Smaller reporting filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

State issuer’s revenue for its most recent fiscal year: $3,618,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 30, 2010: N/A

State the number of shares outstanding of each of issuer’s classes of common equity, as of March 30, 2010: 8,600,000

VIASPACE GREEN ENERGY INC.

FORWARD-LOOKING STATEMENTS

This document and the documents incorporated by reference herein contain forward-looking statements. We based these statements on our beliefs and assumptions, based on information currently available to us.  These forward-looking statements are subject to risks and uncertainties.  Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are not guarantees of performance.  Our future results and requirements may differ materially from those described in the forward-looking statements.  Many of the factors that will determine these results and requirements are beyond our control.  In addition to the risks and uncertainties discussed in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” investors should consider those discussed under “Risk Factors Which May Affect Future Results” and, among others, the following:

•	our ability to successfully implement our business strategy,

•	market acceptance of our products and product development,

•	the effect of regulation on our ability to commercialize our products,

•	the impact of competition and changes to the competitive environment on our products and services, and

•	other factors detailed from time to time in our filings with the Securities and Exchange Commission.

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events, except as required by law.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

VIASPACE Green Energy Inc. Overview

VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) company (“we”, “us”, “VGE” or the “Company”) is the parent company of Inter Pacific Arts Corporation, a British Virgin Islands international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a Peoples Republic of China (“PRC”) company (“IPA China”).  IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China.  IPA BVI owns all equity interests of IPA China.  IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in U.S. retail chain stores. IPA China also has a sublicense to a fast-growing, high yield, low carbon, nonfood energy crop called Giant King Grass (“GKG”) which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation.  Cellulosic ethanol and other liquid biofuels, collectively called Grassoline, do not use corn or other food sources as feedstock.  GKG can also be used as animal feed. GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that the process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of  GKG and fertilizer, so that the overall process has some carbon dioxide emissions, but much lower than burning coal or other fossil fuels directly.   GKG has been independently tested by customers and been shown to have excellent energy content and very high bio methane production.  We do not build the power plant or biofuel plant; rather we grow GKG that is needed as the fuel or feedstock.  We are growing GKG on 250 acres of leased land in China to serve as a nursery for expansion, a demonstration plot for potential partners and customers, to provide samples for potential customers, and as a grass source for our own products.   VGE is based in California with business activities in China.

The Company’s web site is www.VIASPACEGreenEnergyInc.com.

Corporate History

On October 21, 2008, VIASPACE Inc., our parent company (“VIASPACE”), and we entered into a Securities Purchase Agreement (the "Purchase Agreement") with Sung Hsien Chang ("Chang"), and China Gate Technology Co., Ltd., a Brunei Darussalam company ("Licensor"). Under the Purchase Agreement, we agreed to acquire 100% of IPA BVI, and the entire equity interest of IPA China from Chang, the sole shareholder of IPA BVI and IPA China. In exchange, VIASPACE agreed to pay $16 million in a combination of cash, and newly-issued shares of VIASPACE and our ordinary shares.  In addition, VIASPACE issued shares of its common stock to Licensor and in exchange Licensor sub licensed certain fast growing grass technology to IPA China.

The transactions under the Purchase Agreement ("Acquisition") were to involve two phases.  At the first closing on October 21, 2008, we issued 3,500,000 newly-issued shares to Chang and his designees.  VIASPACE issued 215,384,615 shares of its common stock to Chang and 30,576,007 shares of common stock to Licensor.  Chang delivered 70% of the outstanding common stock of IPA BVI to us.  At that point, we controlled 70% of IPA BVI.  Accordingly, we consolidate their results, assets and liabilities in our financial statements.  In addition, we executed employment agreements with certain persons, including Sung Hsien Chang; Carl Kukkonen, VIASPACE’s Chief Executive Officer; Stephen Muzi, the VIASPACE’s Chief Financial Officer; and Maclean Wang, the sole shareholder of the Licensor.  Our shareholders also entered into an agreement with Chang regarding the rights as our shareholders ("Shareholders Agreement") to elect directors.  IPA China became a wholly-owned subsidiary of IPA BVI (and indirectly, our subsidiary) subsequent to the First Closing on June 9, 2009.

The remaining 30% of IPA BVI equity were to be delivered to us at a second closing in exchange for, among other things, VIASPACE delivering $4.8 million in cash to Chang prior to February 15, 2010.  The conditions to VIASPACE’s and our obligations to consummate the second closing included: (1) representations and warranties of Chang and Licensor remained true at closing; (2) Chang complied with the material covenants under the agreement; (3) the issuance of the securities to Chang and Licensor were exempt from registration, including under  Regulation D for which the issuance of the first closing shares relied upon; (4) Chang executed certain compliance certificates; (5) customary permits, consents and waivers were obtained; (6) books and records were delivered to VIASPACE; (7) an officer’s certificate regarding each target’s charter documents were delivered; (8) due diligence had been satisfactorily completed; and (9) Chang shall have transferred his entire equity interest in IPA China to IPA BVI.

The conditions to Chang’s and Licensor’s obligation to consummate the second closing included: (1) representations and warranties of VIASPACE and us remained true at closing; (2) VIASPACE and we complied with the material covenants under the agreement; (3) books and records of VIASPACE were delivered or made available to Chang and his counsel; (4) any necessary third party consents shall have been obtained; and (5) VIASPACE shall be prepared to deliver $4.8 million plus interest in cash to Chang.  To our knowledge, all of these criteria, other than the cash payment were met.  Even if the Second Closing did not occur, the remaining 30% of IPA BVI was to be transferred by Chang to VGE prior to the Second Closing deadline.

In addition, the Licensor and Sung Hsien Chang, the seller of IPA China and IPA BVI, each represented that at least 100 hectares of arable land in Guangdong province in China will be available for grass farming by IPA China within 12 months after the First Closing Date.  IPA China secured 45 hectares of arable land in the first quarter of 2009 and leased an additional 55 ha in the third quarter of 2009.  The requirement was met.

On August 21, 2009, the parties entered into a second Amendment to the Purchase Agreement whereby VIASPACE irrevocably assigned to Chang and Licensor the VIASPACE shares issued to Chang and Licensor in the First Closing of the Purchase Agreement.  Licensor agreed to limit sales of VIASPACE common shares issued at the First Closing to 8,800,000 shares in any 90-day period.

As required by the Purchase Agreement, VGE filed a Form S-1 Registration Statement with the Securities and Exchange Commission ("SEC") on June 3, 2009 covering the resale of a portion of VGE common stock issued pursuant to the Purchase Agreement as permitted by SEC regulations.  The SEC declared the VGE Form S-1 Registration Statement effective on December 31, 2009.  On January 14, 2010, VGE received approval from the Financial Industry Regulatory Authority (“FINRA”) that its shares of common stock are approved for listing on the OTC Bulletin Board under the ticker symbol VGREF.OB.  This satisfied the requirement in the Purchase Agreement that VGE stock be listed on a Trading Market.

Following various additional amendments to the Purchase Agreement, the deadline for the Second Closing in which the remaining minority interest of 30% of IPA BVI equity holdings would be transferred to us was February 15, 2010 ("Second Closing").  At the Second Closing deadline, VIASPACE was to pay $4.8 million ("Cash Consideration") plus Interest (as determined below) since the First Closing, in cash to Chang. Interest on the Cash Consideration shall accrue at 6% for the first six months after the First Closing, and then 18% until June 10, 2009, and then at an annual rate of 6%  thereafter. As of March 24, 2010, the entire amount of Cash Consideration due from VIASPACE to Chang was $5.291 million.   We have control of the assets of IPA BVI through our majority ownership position and there is no restriction on the Company’s ability to transfer or capitalize on such assets at any time, including prior to the cash payment due Chang from VIASPACE.

The Second Closing did not occur on the February 15, 2010 deadline.  As a result, VIASPACE has a contractual obligation to deliver all of the VGE shares it holds to Chang and Chang has an obligation to deliver the remaining 30% of IPA BVI equity to us.  To date, neither of these actions have occurred.   However, Chang, VIASPACE and the Company agreed to continue and have continued negotiating an alternative closing and purchase of IPA and those negotiations are continuing as of the filing date of this Form 10-K.

Management expects that VGE will hold 100% of IPA BVI after VIASPACE and Chang ultimately agree upon a mutually acceptable arrangement.

 Our Business

Grass Business Division

Through our acquisition of IPA BVI and IPA China we indirectly obtained a worldwide sublicense to cultivate and sell GKG, a natural hybrid, non-genetically modified, fast-growing, perennial grass which we are growing as a dedicated energy crop that can be used to generate low carbon and renewable electricity by direct burning in a biomass power plant, and can be made into pellets that can replace some of the coal in existing power plants thus reducing carbon emissions.  GKG may also be used to produce bio methane through anaerobic digestion and as a feedstock for non-food liquid biofuels. This perennial grass can grow up to 14 feet in height.   It can be harvested several times a year in tropical and semitropical areas with a yield of up to 375 metric tons per hectare (freshly cut, referred to as wet yield).  We believe that GKG has the highest yield of any crop.  Note that one hectare (ha) is 10,000 square meters and equal to 2.47 US acres or approximately the size of two US football fields.

GKG has been independently tested by several potential customers. The results have been very positive and consistent. GKG has excellent energy content of 18.4 megajoules (MJ) per dry kilogram. Its chemical and physical properties are very similar to corn straw, which is material left behind from the corn plant after the ears of corn have been harvested. Corn straw is used as fuel in many biomass power plants, and DP Clean Tech has declared GKG as suitable for their power plants. The bio methane production from GKG has been tested in three customer laboratories and shows the outstanding production of 91 liters of methane per kilogram of fresh grass. The methane can be used to generate clean electricity or can be burned to produce process heat. There are thousands of biogas plants worldwide that can use GKG.  A potential pellet customer has tested GKG examined prototype pellets made from GKG.  In addition to these current markets, GKG can be used  as animal feed for cattle, sheep, horses, rabbits, pigs, poultry and fish.

GKG can also be used as a feedstock to make cellulosic biofuels such as ethanol, methanol and green gasoline, collectively called Grassoline.  British Petroleum recently announced plans to build a cellulosic ethanol plant in Florida using grass as a feedstock, and in the March 23, 2009 issue of Time magazine, a Toyota advertising section stated that the carbon footprint for its plug-in hybrid can be reduced by fueling the engine with cellulosic ethanol. Liquid biofuels are one of the potential future uses for our grass.

GKG as a dedicated energy crop has generated widespread interest from the renewable energy community. VIASPACE was invited to make presentations on GKG at international conferences in the US, China, Indonesia, Mexico and India. The latest presentation is available on the VIASPACE website www.VIASPACE.com. We have held meetings with dozens of potential customers in China, Indonesia, Thailand, Philippines, Singapore Malaysia, US and India.

The July 2009 issue of Scientific American has a cover story entitled “Grassoline” which discusses renewable low carbon, non-food, liquid biofuels made from grass and other feedstock.  The Scientific American article only covers grass grown in the U.S.  We are growing GKG, a different and more productive grass compared to those considered in the Scientific American article, in Guangdong Province China and are exploring opportunities in other semitropical and tropical areas.

Energy pellets made from dried GKG can be used as a replacement for coal in electricity generating power plants.  Reports by the U.S. Department of Energy state that 15% to 20% of coal may be replaced by burning grass in an existing power plant with only minor modifications. This process called co-firing allows utilization of the large capital investment in existing coal fired power plants while reducing their carbon dioxide emissions by 15 to 20%. GKG and other biomass have lower mercury, arsenic and sulfur emissions than coal.

There is a growing trend towards small dedicated power plants (5-30 megawatts) that are fueled exclusively by biomass such as grass and agricultural waste.  For example, since its founding in 2004, Dragon Power in China has built and is operating 19 power plants powered by 100% biomass.  China’s A-Power Energy Generation Systems Ltd. (Nasdaq:APWR) announced in April, May and June 2009 that it has received three contracts to build a total of five biomass fueled electricity generation plants in China by the end of 2010.

On September 2, 2009, VGE and our parent VIASPACE signed a non-binding Memorandum of Understanding (“MOU”) with DP Cleantech Co. Ltd. of Beijing China, a subsidiary of Dragon Power Group.  Pursuant to the Memorandum of Understanding, the parties agreed to (i) review the potential of running DP’s power plants solely with GKG or in combination with agricultural waste; (ii) investigate of suitable areas to grow GKG and co-locate a new power plant; (iii) and burn significant quantities of GKG in an existing  DP Cleantech power plant.  As part of their due diligence, DP Cleantech commissioned an independent analysis of GKG by the China National Center for Quality Supervision and Test of Coal which confirmed that GKG has an energy content of 18.4 megajoules (MJ) per dry kilogram (4402 kilocalories (kcal) per kilogram). DP Cleantech declared GKG suitable as a renewable feedstock for generating electric power in their power plants.

Our strategy is to first build up our grass production capabilities in China where we have 100 ha (247 acres) under cultivation. This 100 ha serves as a demonstration plot and also allows us to provide samples to potential partners and customers; the harvested grass is used in our factory to produce initial products which will be released shortly into the marketplace; and it is a nursery to provide seedlings for a major expansion.  We plan to partner with customers worldwide on GKG plantations co-located with power plants, pellet mills, biogas facilities and biofuel plants.

We initially planted 1.2 million seedlings on land adjacent to the framed art factory in Guangzhou, Guangdong province, China.  We then obtained a 20 year lease on 45 hectares (112 acres) north of Guangzhou.  Approximately three million seedlings generated from the Guangzhou land have been planted here. In the third quarter of 2009, VGE signed a lease for about 29 years of approximately 55 hectares (136 acres) of additional land in Guangdong province.  We are negotiating to lease additional land in China.  We plan to expand our grass business into other areas of the world, and have had discussions with owners and developers of power plants, pellet mills and biogas facilities in Indonesia, Thailand, Malaysia, Cambodia, Singapore, Philippines, India, Africa, United States and Europe.

Having an assured source of feedstock is critical for all energy users of biomass. Today, power plants and pellet mills use agricultural and forestry waste such as corn straw, rice husks and sawdust as feedstock. Increasing demand for biomass has caused the price of this agricultural and forestry waste to rise dramatically and in some places it is in short supply. Biomass supply issues have caused power plants to become unprofitable, idle or abandoned. It is now well-recognized that dedicated energy crops such as GKG are necessary for successful operation of biomass processing facilities. Agricultural waste will still be used, but the dedicated energy crop will provide a reliable and consistent base. Because of the feedstock uncertainty, many proposed biomass power plant and biogas projects have been unable to obtain financing. A dedicated energy crop will also solve this problem.

Because of its extremely high yield, GKG provides feedstock with the lowest use of land and we believe therefore the lowest cost.  Any other energy crop with half the yield requires twice the land and other costs are nearly doubled. GKG not only allows a reliable source of feedstock supply, but offers lower cost.

Another major advantage of GKG is that it is not tied to a food crop, and it can be harvested at any time-- particularly in a tropical or subtropical area.  When corn straw is used, you have to wait for the corn to mature before you have any feedstock. At the corn harvest, a lot of feedstock is available all at one time. This corn straw has to be collected, stored and used until the next corn harvest. This is a major logistics issue. If the climate permits, GKG can be planted so that it matures continuously and allows just-in-time harvesting.

Transportation applications requiring liquid fuels and biofuels have great potential.  Most biofuels are made from plants which are a renewable resource, and use of some biofuels can significantly reduce carbon emissions.  Growing grass or any plant matter absorbs carbon dioxide from the atmosphere during photosynthesis and stores it in the plant tissue.  Subsequent burning of the grass does emit carbon dioxide into the atmosphere; however the next crop of grass 60 days later absorbs the carbon dioxide. If the process of growing, fertilizing, harvesting and transporting the grass can be done with minimal use of fossil fuels, a grass-based fuel can be a carbon neutral or low carbon process.  Burning coal, oil, or natural gas emits carbon dioxide and there is no mechanism to remove this carbon dioxide from the atmosphere.

Ethanol, which is the same alcohol in beer, wine or liquor, is the most well-known biofuel. Ethanol is blended with gasoline and burned in conventional automobile engines that have minor modifications.  In the U.S. today almost all ethanol is made from corn.  Government subsidies for ethanol have made ethanol price competitive with gasoline and much of the US corn crop now goes toward ethanol production.  These subsidies have led to an increased demand for corn for ethanol production.  According to the Money Morning Corn Price Report (quoting the US Department of Agriculture), one third of U.S. corn is devoted to ethanol production, and this is expected to increase in the future.  Corn prices have risen from about $2.00 per bushel at the beginning of 2006 to a peak of $7.65 in mid-2008.  Corn is currently $3.66 per bushel.  More land in the U.S. is devoted to corn production at the expense of other crops and the prices of these other crops have risen as well.

Higher food prices have led to food shortages around the globe and it has been argued that people are starving so we can make the fuel to drive our cars.   This argument has resonated with many world leaders and resulted in a global effort to derive biofuels from plants that are not in the human food chain.  These are called cellulosic biofuels.

Cellulosic biofuels are based on nonfood plants including grass, shrubs and trees.  These plants do not have a lot of sugar and cannot be fermented directly like corn.  They do, however, have a lot of cellulose in their leaves, stalks and branches which contain carbon and hydrogen which can then be converted into ethanol called cellulosic ethanol.

VGE has two distinct revenue models for GKG: integrated grass/fuel supply under company control, and contract support/licensing with a joint venture partner.

In the integrated grass/fuel supply model that we are pursuing in China, we own or lease land and employ labor and management to grow GKG that will be used to supply domestic biomass energy markets, or exported, likely in pelletized form, to energy markets globally.  We will manage and control the supply chain from initial land preparation through the FOB source shipment point for the feed or energy market. We may pursue this model using only our own capital resources, or we may elect to use joint ventures with domestic landowners, energy equipment manufacturers, power plant owner/operators and/or capital providers like energy investment funds.  The terms of these joint ventures will be negotiated on a case-by-case basis.

Under a contract/licensing model, the joint venture partner would provide the land, labor and management and be responsible for growing GKG. We will provide initial seedlings, crop management services and knowledge transfer for a negotiated price.  In addition, there would be an ongoing fee based on grass production.

VGE leased land and directly employs workers where GKG is grown today in Guangdong province in southern China. This is under the integrated grass/fuel supply model. We are also in discussions with potential joint venture partners that have land and the ability to grow the grass in other regions of China and in other countries in Asia, Africa, India and South America.

Management believes both models will be important contributors to our revenue streams. Initial revenues will be 100% from the integrated grass/fuel supply model. Rapid global expansion requires local joint venture partners that have land and labor, but lack the energy crop and the expertise to grow it. The contract/licensing model with joint venture partners will be used for these remote projects.

Framed Art Business Division

Our subsidiaries, IPA BVI and IPA China (collectively “IPA”) manufacture high quality, copyrighted, framed artwork in its factory in Guangzhou China, and sell the art to large U.S. retailers through its sales organization in Atlanta, Georgia. IPA is a manufacturer and wholesaler of framed art.

The factory is on 1.6 hectares of land in China including two manufacturing buildings and one employee dorm and a dining facility.  IPA, with its framed art business, has an established and stable production facility in China and a sales and distribution network in the United States.

The acquisition of IPA was a strategic move to acquire its revenue and profit from its current framed art business, as well as the grass business. With the profits from the framed art business, we are aggressively building the grass business without having to access external capital. . We plan to continue and grow the framed art business.

IPA art designers work with buyers from retail chains to choose prints and other art forms from catalogs of copyrighted and licensed work. We only purchase prints from reputable publishing companies with whom we have long-standing relationships, and such companies have guaranteed to us that there are no counterfeits and that all royalties have been paid.  IPA designers then mockup mattes and frames for the customer.  Once the customer decides on a print, matte and frame combination, we ship the print to our factory in Guangzhou, China.  The mattes, frame moldings and glass are sourced in China.  A typical order is 1,400 units of a specific design and a customer usually orders several different designs which are packed in several containers and shipped directly to the customer in the U.S.  We provide prints, frames and packaging that are all of high quality.  An example of quality packaging is our use of protective clear plastic covers on the corners of the frame.  The covers provide protection during shipping and handling, but are transparent and do not obscure the artwork on the display shelf as conventional cardboard corner protectors do.  Our framed artwork typically retails for $50-$300.

Research and Development

The Company does not spend funds on research and development expenses.

Competition

Framed Art Business (Inter-Pacific arts, Inc. /IPA)

There are many framed art companies that compete with IPA.  For example, ICA Home Decor, Crown Arts, Wendover Art, Midwest Art and many more in the U.S. and China.  IPA benefits from having its own factory in China and concentrates on large customers that typically order framed art work by the container load with a typical order of 1,400 copies of a single design.  These customers generally have many retail stores in their chains.  IPA only manufactures art after an order is placed and has virtually no inventory of framed art.  IPA guarantees its customers that all art is legitimate with full royalties paid, and that it will not sell the same product to another customer.   IPA sources high quality frame moldings, mattes and glass in China, and assembles the framed art in its factory in China.  IPA is able to control its expenses through its relationships with suppliers and control quality by assembly at its factory in China. We believe that these processes allow IPA's products to be sold at a favorable price in a competitive environment.

Grass Business Division

Many companies, universities and research laboratories worldwide are investigating grass as a feedstock for cellulosic ethanol.  Monsanto is an example of a large company focusing on grass. Ceres is an example of a startup company focusing on biomass and grass in particular. Much of the competition is looking at miscanthus or switchgrass.  These grasses are suitable for temperate areas. Much of the competition also is focused on selling seeds. The VIASPACE Green Energy GKG is a natural hybrid of pennisetum purpureum with another grass.  This hybrid is not generally available, and to our knowledge no one else is growing GKG, as a commercial crop. Based on publicly available data on switchgrass and miscanthus, compared to our data on GKG, we believe that GKG has significantly higher productivity than these and other competing grasses.  GKG is most suitable for tropical and subtropical areas, which are the focus of the company’s efforts.  GKG is propagated by seedlings not by seeds. VIASPACE Green Energy is not selling seedlings to third parties, but is focusing on growing the grass and securing long-term supply contracts for biofuel production, as a replacement for coal and electricity generation, and as animal feed.  Once we obtain long-term supply contracts, we plan to capture these recurring revenue streams.

Other grasses such as alfalfa are suitable for animal feed and are also competitors.

Customers

All of our current framed artwork customers are national U.S. retailers.  For 2009 and 2008, sales to one customer, Hobby Lobby Stores, comprised 92% and 85%, respectively, of our total revenues.  We believe this concentration of sales made to a small number of customers will continue in the near future.  A loss of any customer by us could significantly reduce our future revenues.

Our grass business has not generated revenue yet.  On May 15, 2009 we signed a Memorandum of Understanding with Auro Infra to develop a project to grow grass in Tanzania, Africa to feed cattle and sheep, and explore the opportunity for biomass fueled power plants.  We have been meeting with potential customers in China.  We have also received inquiries from Indonesia, Brazil and the Philippines.

Suppliers

We purchase raw materials such as glass panes and mattes for our picture frames from third party vendors.  We do not rely on any sole source vendor.  We believe we have a multiple source supplier base that allows us to utilize numerous vendors and obtain reduced prices for our supplies, components and reduce product costs.

We could obtain seedlings to the GKG from our Licensor.

Marketing

We typically deploy a targeted partner-customer approach intended to establish key relationships with the appropriate decision makers of our broad market. This approach also includes valuable participation at the appropriate related trade industry events.

We send e-mails to current and prospective users and partners regularly that contain invitations to visit various pages or features on our websites. Our ongoing effort to update our customer list is also an opportunity to build and reinforce the personal contacts that are critical in servicing our customer’s needs.

Intellectual Properties

Grass License

IPA China received its sublicense authority to obtain and grow GKG from China Gate Technology Co. Ltd., a Brunei Darussalam company ("Licensor"), in an agreement dated November 11, 2008. IPA China purchased 1.2 million seedlings under the agreement, which also provided that China Gate agreed to refer any of its future sales over small quantities (20,000 seedlings) in Guangdong province China and in North America to IPA China.  China Gate also agreed to provide IPA China with technical support to assist in planting. The agreement does not provide any limitation on IPA China’s ability to grow, harvest and market the grass anywhere in the world.  In addition to GKG, the license/agreement covers elephant grass and Purple King Grass. We plan on evaluating opportunities for these grasses as well.   No term length was specified in the agreement.  To our knowledge, China Gate has not entered into such license agreements with any other party.  The agreement between China Gate and IPA China enables us to plant our seedlings in other geographic regions outside Guangdong province and North America.

Art License

We purchase the copyrighted artwork that is placed into our picture frames from reputable publishers who pay the appropriate royalties to the artists.  These are companies we have longstanding relationships with, and we believe the chances that such artwork copyrights have not been obtained is minimal.

Employees

As of December 31, 2009 we have 75 full time employees, 70 of whom are based in China and five in the U.S.  We also have 25 part time employees in China.  We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

Regulatory Issues

None

Trademarks

The Company has made a trademark application for “GIANT KING” grass.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks. You should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this report, before you decide whether to purchase our common stock. The risks set out below are not the only risks we face.  If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.    We wish to caution that the following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of us.

Risks Related to Our Business

Risks Relating to Our Entire Business

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history. Our consolidated affiliated entities, IPA BVI and IPA China, each commenced operations in the artwork business in 2003 and although we have profit from our artwork business, we have yet to achieve profitability from our grass business.  Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in the manufacturing and agricultural industries in China. Some of these risks and uncertainties relate to our ability to:

●
maintain or establish a competitive position in China and compete in each of our business segments with Chinese and international companies, many of which have longer operating histories and greater financial resources than we do, and thus making it difficult to compete;

●	continue to offer commercially successful products to attract and retain a larger base of customers of both of our artwork and grass business goods and products;

●	retain access to the crop land we currently use for production of our products and obtain access to additional crop land for expansion;

●	maintain effective control of our costs and expenses in the grass business due to our early start-up nature and inexperience in managing growth; and

●	retain our management, including our Chief Executive Officer Carl Kukkonen and our President Sung Hsien Chang, and skilled technical staff and recruit additional key employees.

If we are unsuccessful in addressing any of these risks and uncertainties, our business, financial condition and results of operations may be materially and adversely affected.

Our senior management team has worked together for a short period of time, which may make it difficult for you to evaluate their effectiveness and ability to address challenges.

Due to our recent restructuring and additions to our corporate management team, our senior management has worked together at our company for a short period.  As a result, it may be difficult for you to evaluate the effectiveness of our senior management and their ability to address future challenges to our business. In addition, we may not be able to successfully execute our plan to recruit qualified candidates with substantial experience in the global agricultural industry to join our senior management team in the future. Even if we recruit qualified senior management personnel, such new senior management personnel may not be able to work with our existing management to effectively execute our growth strategy and address future challenges to our business.

In addition, VIASPACE, Carl Kukkonen and Stephen Muzi have agreed to non-competition covenants with our grass and framed art businesses upon a failure to close the Second Closing unless otherwise waived by Mr. Chang.  Upon such event, we would lose two of our key executives and our connection with our current parent company, VIASPACE.

Our future growth prospects may be affected if we are unable to obtain additional capital.

While we believe we have sufficient cash for the next 12 months, we may require additional cash to grow our grass business.  The sale or issuance of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We may not be able to obtain financing in amounts or on terms acceptable to us, if at all. We may also not be able to secure or repay debt incurred to fund operations. As a result, our operating results and financial condition may be materially and adversely affected.

Failure to achieve and maintain effective internal controls could have a material and adverse effect on the trading price of our securities.

We will become subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, as required under Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, adopted rules requiring public companies to include a report of management on the effectiveness of such companies’ internal control over financial reporting in their annual reports. In addition, an independent registered public accounting firm for a public company must report the effectiveness of our Company’s internal control over financial reporting. These requirements will first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2010. Management may conclude our internal control over financial reporting is not effective. Moreover, even if our management concludes our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if such firm is not satisfied with our internal control over financial reporting or the level at which our controls are documented, designed, operated or reviewed, or if such firm interprets the relevant requirements differently from us. In addition, during the course of such evaluation, documentation and testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.

We were a private company with limited accounting personnel and other resources to address our internal controls and procedures. As a result, we will likely have a number of internal control deficiencies. If we fail to implement measures to remediate these material weaknesses and other control deficiencies in time to meet the deadline imposed by Section 404 of the Sarbanes-Oxley Act, we may not be able to conclude, on an ongoing basis, that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, any failure to achieve and maintain effective internal control over financial reporting could result in our inability to conclude we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act, causing the loss of investor confidence in the reliability of our financial statements, which in turn could negatively impact the trading price of our securities. Furthermore, we may need to incur significant costs and use significant management and other resources in an effort to comply with Section 404 of the Sarbanes-Oxley Act and other requirements.

Our anticipated and any other employee share options, restricted shares or other share incentives in the future, will adversely affect our net income.

We adopted a 2009 share incentive plan and granted 1,400,000 share options under the plan in June 2009.  We intend to issue options to purchase ordinary shares, and ordinary shares under the plan.  We are required to account for share-based compensation in accordance with Financial Accounting Standards Board Statement No. 123(R) (codified in FASB ASC Topic 718), Share-Based Payment, which requires a company to recognize, as an expense, the fair value of share options and other share-based compensation to employees based on the fair value of equity awards on the date of the grant (taking into account the prices payable by the award recipients), with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award.  There were no stock options issued and outstanding at December 31, 2009.  We originally planned to issue Messrs. Chang and Wang approximately 688,000 options upon the Second Closing.  This did not occur so these options were not issued.

If we grant any options, restricted shares or other equity incentives in the future, we could incur significant compensation charges equal to the fair value of the additional options, restricted shares and other equity incentives (taking into account the prices payable by the award recipients) and our net income could be adversely affected.

We are substantially dependent upon our key personnel, particularly Dr. Carl Kukkonen, our Chief Executive Officer, Mr. Sung Hsien Chang, our President and Mr. Stephen Muzi, our Chief Financial Officer.

Our performance is substantially dependent on the performance of our executive officers and key employees. In particular, the services of:

•	Dr. Carl Kukkonen, Chief Executive Officer.
•	Mr. Sung Hsien Chang, President.
•	Mr. Stephen Muzi, Chief Financial Officer.

would be difficult to replace. We do not have “key person” life insurance policies on any of our employees. The loss of the services of any of our executive officers or other key employees could substantially impair our ability to successfully implement our business plan.

We rely on our management’s experience in product development, business operations, sales and marketing, and on their relationships with distributors and relevant government authorities. If one or more of our key management personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all. The loss of the services of our key management personnel, in the absence of suitable replacements, could have a material adverse effect on our operations and financial condition, and we may incur additional expenses to recruit and train personnel. Each member of our management team has entered into an employment agreement with us.

We may lose the services of our U.S.-based officers and directors

Under the terms of the Purchase Agreement, as amended, if the parties do not make other arrangements in light of the failure of the second closing to occur, then Mr. Kukkonen and Mr. Muzi, our CEO and CFO may be terminated from our Company as officers and directors.  We cannot assure you that we would find suitable replacements.

If we were to lose some or all of our equity interests in  IPA BVI or IPA China, then we would be materially and adversely affected.

We control 70% of IPA BVI and IPA BVI controls 100% of IPA China and upon the conclusion of negotiations between Chang and VIASPACE, expect to control 100% of IPA BVI.  Through the Purchase Agreement, we were informed that all IPA BVI and IPA China equity has been delivered free and clear of any liens or encumbrances.  If for some reason, Chang did not deliver all of the IPA BVI or IPA China equity or if such equity had perfected liens which ultimately force us to relinquish some of our ownership, then our business would be materially and adversely affected.

We may not pay dividends.

We have not previously paid any cash dividends, and we do not anticipate paying any dividends on our ordinary shares. Dividend policy is subject to the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements and other factors. Under BVI law, we may only pay dividends from profits or credit from the share premium account (the amount paid over par value), and we must be solvent before and after the dividend payment. If we determine to pay dividends on any of our ordinary shares in the future, as a holding company, we will be dependent on receipt of funds from our operating subsidiary. See “Dividend Policy.”

Risks related to our Grass Business

We currently have no customers for our grass business.  If we are unable to attract any customers, our grass business will fail.

We commenced our grass business in October 2008 and currently lack any customers.  While we believe we will be able to attract customers and achieve revenues in 2010, we cannot assure you we will. If we fail to attract a sufficient number of customers that purchase a sufficient amount of grass, our grass business will fail.

We may not have sufficient land, seedlings and other resources to enter into long-term supply contracts with customers.

We recently signed a MOU with DP Cleantech, a subsidiary of Dragon Power, the largest biomass power plant builder and operator in China. Dragon has independently tested GKG and found it suitable for their power plants.  A Dragon 30 MW power plant burning 50% GKG and 50% agricultural waste would require 487-701 hectares of land. Currently we have 45 hectares under cultivation and are actively seeking more land.  If we are unable to secure this additional land, a biomass power plant operator may not enter into a long-term supply contract with us.  The GKG growing on the 45 hectares is being used for propagation. A single GKG plant can generate 20 to 35 new seedlings each year. Therefore the current land is able to supply seedlings for 900-1575 hectares.  Grass production capability can increase by a minimum of 20 times each year.  We believe we have sufficient financial resources to lease this much land but there are no assurances we will be able to do so.  If we are unable to secure sufficient amounts of land, seedlings and other resources, we may be unable to attract customers and our business model may fail.

We could be subject to intellectual property rights claims regarding the seedlings.

We are subject to the risk that the seedlings we license infringe or will infringe upon patents, copyrights, trademarks or other intellectual property rights held by third parties.   We acquired rights to grow GKG from a seller which we believe held such rights.  If that party does not hold such rights, we may be subject to legal proceedings and claims relating to the intellectual property of others.  If any such claim arises in the future, litigation or other dispute resolution proceedings may be necessary to retain our ability to offer our current and future products, which could result in substantial costs and diversion of our management resources and attention even if we prevail in contesting such claims. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property rights, incur additional costs to license or develop alternative products and be forced to pay fines and damages, any of which could materially and adversely affect our business and results of operations, or terminate our grass business entirely.

We have a sublicense relationship with respect to the Giant King Grass license.  If the license from our sublicensor is cancelled, terminated or otherwise is adversely affected, our sublicense may be materially affected.

We sublicense our intellectual property to the GKG from China Gate which licenses the intellectual property from the original licensor.  The term of this license is not specified.  China Gate has informed us that they have an exclusive license to the GKG in Guangdong province and North America and have granted us an exclusive sublicense to the same region.   However, because we do not have a direct relationship with the holder of the intellectual property, any material adverse effect to the GKG license held by our sublicensor would affect our rights as the sublicensee.  The original licensor is aware of our sublicense and has consented to it.  For instance, if our sublicensor fails to perform its obligations under its license with the original licensor, we would have no recourse against the original licensor and our rights with respect to the sublicense may be materially affected.

Natural or man-made disasters could damage our crop production, which would cause us to suffer losses of production and a material reduction of revenues.

We produce GKG in the Guangdong province of China.  This grass is subject to the risks associated with growing crops, including natural disasters such as drought, pestilence, plant diseases and insect infestations, and man-made disasters such as environmental contamination. Other man-made incidents may damage our products, such as arson or other acts that may adversely affect our grass inventory in the winter storage season.  Furthermore, natural or man-made disasters may cause farmers to migrate from the farmland, which would decrease the number of end users of our products. We are particularly susceptible to disasters or other incidents in the Guangdong province, where we have the greatest concentration of our operations. In the event of a widespread failure of our grass, we could likely sustain substantial loss of revenues and suffer substantial operating losses. We do not have insurance to protect against such a risk and we are not aware of the availability of any such insurance in China.

Our growth prospects may be materially and adversely affected if we are unable to develop or acquire new products or to produce our existing products in sufficient quantities.

We believe the future growth of our Company will depend on the value of our grass business for biofuel, power plant, or animal feed purposes.   The ability to develop orders from customers, if at all, is uncertain due to several factors, many of which are beyond our control. These include changing customer preferences, competitive price pressures, the failure to adapt products to meet the evolving demands of customers in China, the development of higher-quality products by our competitors, and general economic conditions. If we are unable to develop or acquire additional products that meet the demands of our customers, if our competitors develop products that are favored by our customers in China, or if we are unable to produce our existing products in sufficient quantities, our growth prospects may be materially and adversely affected and our revenues and profitability may decline.

Our plans to increase production capacity in the grass business and expand into new markets may not be successful, which could adversely affect our operating results.

Our plans to develop our grass business and its production capacity has placed and will continue to place, substantial demands on our managerial, operational, technological and other resources. We are addressing three markets for GKG: feedstock for low-carbon liquid biofuels for transportation; fuel to burn in electricity generating power plants; and animal feed. We are also reviewing opportunities to grow grass in other areas of China, India, Indonesia, other areas of Southeast Asia and South America.  These represent great opportunities for the company, but also represent a potential risk in losing focus and diluting management attention. If we fail to establish and manage the growth of our product offerings, operations and distribution channels effectively and efficiently in such business, we could suffer a material and adverse effect on our operations and our ability to capitalize on new business opportunities, either of which could materially and adversely affect our operating results.

We will need to develop new sales channels into the biofuel, electric power plant, and animal feed markets. Expansion into new markets may present operating and marketing challenges. If we are unable to anticipate the changing demands that expanding operations will impose on our production systems and distribution channels, or if we fail to develop our production systems and distribution channels to meet the demand, we could experience an increase in expenses and our results of operations could be adversely affected.

Our financial results are sensitive to fluctuations in market prices of the products that we offer.

The profitability of our operations is affected by the selling prices of our products. We intend to benchmark the prices of our grass against the prevailing domestic market prices of grass of similar quality and attributes, and set the prices accordingly.  Historically, prices of grass and other agricultural products in China have been volatile, primarily due to fluctuations in supply and demand.  If the prices for such products decline in the future, and we are unable sell more products and/or reduce our cost of sales, our revenues will decrease and our profitability will be adversely affected.

We have limited insurance coverage in China.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited insurance products. Other than automobile insurance on certain vehicles and property and casualty insurance on some of our assets, we do not have insurance coverage on our other assets or inventories and do not have insurance to cover our business or interruption of our business, litigation or product liability. We determined the costs of insuring these risks and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Any uninsured occurrence of loss or damage to property, litigation or business disruption may result in our incurring substantial costs and the diversion of resources, which could have an adverse effect on our operating results and financial condition.

The Chinese agricultural market is highly competitive and our growth and results of operations may be adversely affected if we are unable to compete effectively.

The agricultural market in China is highly fragmented, largely regional and competitive and we expect competition to increase and intensify within the sector. We face significant competition in our grass business.  Many of our competitors have greater financial, research and development and other resources than we have. Competition may also develop from consolidation or other market forces within the grass industry in China.  Because our licensor has no restrictions outside of Guangdong province and North America, we have no means to restrict our licensor from selling GKG to third parties throughout the rest of the world.   Although we believe we are the only business that will grow a significant amount of GKG sufficient to support biomass related power plants in China, we have no assurance this is the case.  Other growers of GKG could potentially compete with us.  In addition, our competitors may develop other types of grasses that are superior to GKG and more favored by our potential customers.  Our business could be materially and adversely affected by such competition.

Our competitors may be better able to take advantage of industry consolidation and acquisition opportunities than we are. The reform and restructuring of state-owned equity in agricultural enterprises could likely lead to the reallocation of market share in the grass industry, and our competitors may increase their market share by participating in the restructuring of the state-owned seed companies. Such privatization would likely mean that these producers will need to develop more efficient and commercially viable business models in order to survive. In addition, the PRC government currently restricts foreign ownership of any domestic agricultural development and production business to no more than 50% unless otherwise approved by the PRC government. When and if such restrictions are lifted, multinational corporations engaged in the seed business may expand into the agricultural market in China. These companies have significantly greater financial, technological and other resources than us and may become our major competitors in China. As competition intensifies, our margins may be compressed by more competitive pricing in the short term and may continue to be compressed in the long term and we may lose our market share and experience a reduction in our revenues and profit.

If we are unable to estimate customers’ future needs accurately and to match our production to the demand of our direct customers, our business, financial condition and results of operations may be materially and adversely affected.

Due to the nature of the grass industry, we normally grow according to our production plan before we sell and deliver grass to distributors and our direct customers. The potential end users of our grass, such as biofuel providers and livestock owners, generally make purchasing decisions for our products based on market prices, economic and weather conditions and other factors that we may not be able to anticipate accurately in advance. If we fail to accurately estimate the volume and types of products sought by our customers, we may produce more grass that is in demand by our distributors resulting in aged crops. In the event we decide not to sell the crop due to our concerns about the quality, the aged inventory could eventually be sold at greatly reduced prices. Aged inventory could result in asset impairment, in which case we would suffer a loss and incur an increase in our operating expenses. On the other hand, if we underestimate demand, we may not able to satisfy our customers’ demand for grass, and thus damage our customer relations and end-user loyalty. Our failure to estimate our customers’ future needs and to match our production to the demand of our direct customers may materially and adversely affect our business, financial condition and results of operations.

Grass prices and sales volumes may decrease in any given year with a corresponding reduction in sales, margins and profitability.

There may be periods of instability during which commodity prices and sales volumes may fluctuate greatly. Commodities can be affected by general economic conditions, weather, disease outbreaks and factors affecting demand, such as availability of financing and competition. Our attempts to differentiate our products from those of other grass producers have not prevented the grass market from having the characteristics of a commodity market. As a result, the price we are able to demand for our grass is dependent on the size of the supply of our grass and the grass of other producers. Therefore, the potential exists for fluctuation in supply, and consequently in price, in our own markets, even in the absence of significant external events that might cause volatility. As a result, the amount of revenue that we receive in any given year is subject to change. As production levels are determined prior to the time that the volume and the market price for orders is known, we may have too much or too little product available, which may materially and adversely affect our revenues, margins and profitability.

Risks related to our framed art business

We are heavily dependent on one major customer for our revenues

For 2009 and 2008, sales to one customer, Hobby Lobby Stores, comprised 92% and 85%, respectively, of our total revenues.  We believe this concentration of sales to a small number of customers will continue in the near future. We do not have a long-term contract with Hobby Lobby Stores. A loss of Hobby Lobby Stores as a customer or even a dramatic reduction in sales to Hobby Lobby Stores could significantly reduce our future revenues.

We may not be able to compete with existing or potential competitors in our framed art business

The visual content and art framing businesses are highly competitive. We believe competitive factors include quality of images, branding, reputation, service, breadth of content, depth of content, technology, pricing, and sales and marketing.  Overall, many of our competitors are significantly larger, have far greater resources, a notably larger customer base, a far greater content provider base, significantly more technology infrastructure, and more well-recognized names in the marketplace than we do, all of which may make it difficult for us to compete effectively.

We rely on outside content providers; therefore our revenues will be materially and adversely affected without adequate supply of content

We rely on outside sources to provide us visual content for our artwork, which we aggregate and make available to our customers. Although we work with entities we believe are reputable vendors, we cannot assure you such outside content provider will have the resources or personnel to provides us with content and artwork that is attractive to potential customers. If we are not able to acquire quality content in sufficient quantities that are favored by our customers, our revenue will be materially and adversely affected.

We may be subject to intellectual property rights claims or other claims in the future which could result in substantial costs and diversion of our financial and management resources away from our business.

We are subject to the risk that the products, technology and processes we license infringe or will infringe upon patents, copyrights, trademarks or other intellectual property rights held by third parties.  We purchase copyrighted artwork prints from reputable publishers that have license agreements with the copyright holders.  These publishers will indemnify us in the event that an infringement action occurs.  We may be subject to legal proceedings and claims relating to the intellectual property of others. If any such claim arises in the future, litigation or other dispute resolution proceedings may be necessary to retain our ability to offer our current and future products, which could result in substantial costs and diversion of our management resources and attention even if we prevail in contesting such claims. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property rights, incur additional costs to license or develop alternative products and be forced to pay fines and damages, any of which could materially and adversely affect our business and results of operations, or terminate our grass business entirely.

Our failure to protect our intellectual property rights may undermine our competitive position, and legal action to protect our intellectual property rights may be costly and divert our management resources.

We rely primarily on trademark law, and other contractual restrictions to protect our intellectual property.  We also rely on Licensor and its licensor to protect our licensed intellectual properties.   These afford only limited protection and the actions we take to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our licensed proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. Preventing unauthorized use of proprietary technology can be difficult and expensive. Also, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. There is a risk the outcome of such potential litigation will not be in our favor. Such litigation may be costly and may divert management attention as well as expend other resources which could otherwise have been devoted to our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties. The occurrence of any of the foregoing may have a material adverse effect on our business, results of operations and financial condition.

Historically, implementation of PRC intellectual property-related laws has been lacking, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries, which increases the risk that we may not be able to adequately protect our intellectual property.

We may not possess all the licenses required to operate our business, or may fail to maintain the licenses we currently hold. This could subject us to fines and other penalties, which could have a material adverse effect on our results of operations.

We are required to hold a variety of permits and licenses to conduct our framed art and grass businesses in China. To our knowledge, we hold all the permits and licenses required for each of our business segments; however we cannot assure you we possess all the permits and licenses required for each of our business segments. In addition, there may be circumstances under which the approvals, permits or licenses granted by the governmental agencies are subject to change without substantial advance notice, and it is possible we could fail to obtain the approvals, permits or licenses required to expand our business as we intend. If we fail to obtain or to maintain such permits or licenses or renewals are granted with onerous conditions, we could be subject to fines and other penalties and be limited in the number or the quality of the products that we would be able to offer. As a result, our business, result of operations and financial condition could be materially and adversely affected.

We may be subject to product quality or liability claims, which may cause us to incur litigation expenses and to devote significant management time to defending such claims and, if determined adversely to us, could require us to pay significant damage awards.

Although we are not subject to any claims now, we may be subject to legal proceedings and claims from time to time relating to, among other things, our products in the future.   The defense of these proceedings and claims could be costly and time-consuming and significantly divert the efforts and resources of our management personnel. An adverse determination in any such proceedings could subject us to significant liability. In addition, any such proceeding, even if ultimately determined in our favor, could damage our market reputation and prevent us from maintaining or increasing sales and market share. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase of our products.

Risks Related to Doing Business in China

PRC laws and regulations governing our businesses are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Adverse changes in political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our products and materially adversely affect our competitive position.

We conduct substantially all of our operations and generate most of our revenues in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

●	the higher level of government involvement;

●	the early stage of development of the market-oriented sector of the economy;

●	the rapid growth rate;

●	the higher level of control over foreign exchange; and

●	the allocation of resources.

While the PRC economy has grown significantly since the late 1970s, the growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on our business. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The PRC economy has been transitioning from a planned to a more market-oriented economy. Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiary in the PRC, IPA China, which is a wholly foreign owned enterprise in China. IPA China is generally subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations has significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

A slowdown in the Chinese economy may slow down our growth and profitability.

The Chinese economy has grown at 9 percent average annual rate for more than 25 years, making it the fastest growing major economy in recorded history.  However, it has begun to slow down.  In 2008, China’s economy grew by 9.6% but slowed to 7.7% for 2009.

We cannot assure you growth of the Chinese economy will be steady or that any slowdown will not have a negative effect on our business. Several years ago, the Chinese economy experienced deflation, which may recur in the foreseeable future. More recently, the Chinese government announced its intention to use macroeconomic tools and regulations to slow the rate of growth of the Chinese economy, the results of which are difficult to predict. Adverse changes in the Chinese economy will likely impact the financial performance of the manufacturing and agricultural industries in China which could, in turn, reduce the demand for our products.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Most of our revenues and expenses are denominated in Renminbi. Under PRC law, the Renminbi is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, IPA China may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenues will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by IPA China under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if IPA China borrows foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance IPA China by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the National Development and Reform Commission, or the NDRC, the Ministry of Commerce, or MOFCOM, or their respective local counterparts. These limitations could affect IPA China’s ability to obtain foreign exchange through debt or equity financing.

Recent PRC regulations relating to the establishment of offshore special purpose vehicles by PRC residents, if applied to us, may subject the PRC resident shareholders of us or our parent company to personal liability and limit our ability to acquire PRC companies or to inject capital into our PRC subsidiary, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE notice, which requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an “offshore special purpose company,” for the purpose of overseas equity financing involving onshore assets or equity interests held by them. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. Moreover, if the offshore special purpose company was established and owned the onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC shareholder of any offshore special purpose company fails to make the required SAFE registration and amendment, the PRC subsidiaries of that offshore special purpose company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore special purpose company. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

Due to lack of official interpretation, some of the terms and provisions in the SAFE notice remain unclear and implementation by central SAFE and local SAFE branches of the SAFE notice has been inconsistent since its adoption. Because of uncertainty over how the SAFE notice will be interpreted and implemented, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE notice by our or our parent company’s PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by the SAFE notice. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with the SAFE notice, if SAFE requires it, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

The Chinese government could change its policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of our investment in that country.

Our business is subject to significant political and economic uncertainties and may be adversely affected by political, economic and social developments in China. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business. Nationalization or expropriation could even result in the total loss of our investment in China and in the total loss of your investment in us.

We face risks related to health epidemics and other outbreaks.

Adverse public health epidemics or pandemics could disrupt business and the economies of the PRC and other countries where we do business. From December 2002 to June 2003, China and other countries experienced an outbreak of a highly contagious form of atypical pneumonia now known as severe acute respiratory syndrome, or SARS. On July 5, 2003, the World Health Organization declared that the SARS outbreak had been contained. However, a number of isolated new cases of SARS were subsequently reported, most recently in central China in April 2004.  During May and June of 2003, many businesses in China were closed by the PRC government to prevent transmission of SARS. Moreover, some Asian countries, including China, have recently encountered swine flu influenza. We are unable to predict the effect, if any, that avian or swine influenza may have on our business. In particular, any future outbreak of SARS, influenza or other similar adverse public developments may, among other things, significantly disrupt our business and force us to temporarily close our businesses. Furthermore, an outbreak may severely restrict the level of economic activity in affected areas, which may in turn materially adversely affect our financial condition and results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of health related epidemics.

Shareholder rights under British Virgin Islands law may differ materially from shareholder rights in the United States, which could adversely affect the ability of us and our shareholders to protect our and their interests.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, by the Business Companies Act (No 16 of 2004) and the common law of the BVI. The rights of shareholders to take action against the directors, actions by minority shareholders, and the fiduciary responsibilities of our directors to us under BVI law are to a large extent governed by the common law of the BVI. The common law in the BVI is derived in part from comparatively limited judicial precedent in the BVI as well as from English common law, the decisions of whose courts are of persuasive authority but are not binding on a court in the BVI. The rights of our shareholders and the fiduciary responsibilities of our directors under BVI law in this area may not be as clearly established as they would be under statutes or judicial precedent in existence in some jurisdictions in the United States. In particular, the BVI has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate laws. Moreover, our company could be involved in a corporate combination in which dissenting shareholders would have no rights comparable to appraisal rights which would otherwise ordinarily be available to dissenting shareholders of United States corporations. Also, we are not aware of a significant number of reported class actions or derivative actions having been brought in BVI courts. Such actions are ordinarily available in respect of United States corporations in U.S. courts. Finally, BVI companies may not have standing to initiate shareholder derivative action before the federal courts of the United States. As a result, our public shareholders may face different considerations in protecting their interests in actions against the management, directors or our controlling shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States, and our ability to protect our interests may be limited if we are harmed in a manner that would otherwise enable us to sue in a United States federal court.

As we are a British Virgin Islands company and most of our assets are outside the United States, it will be extremely difficult to acquire jurisdiction and enforce liabilities against us and our officers, directors and assets based in China.

We are a BVI international business company, and our corporate affairs are governed by our Memorandum and Articles of Association and by the BVI Business Companies Act (No 16 of 2004) and other applicable BVI laws. Certain of our directors and officers primarily reside outside of the United States. In addition, the Company’s assets will be located outside the United States although we do sell our products into the United States. As a result, it may be difficult or impossible to effect service of process within the United States upon our directors or officers and our subsidiaries, or enforce against any of them court judgments obtained in United States’ courts, including judgments relating to United States federal securities laws. In addition, there is uncertainty as to whether the courts of the BVI and of other offshore jurisdictions would recognize or enforce judgments of United States’ courts obtained against us predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in the BVI or other offshore jurisdictions predicated upon the securities laws of the United States or any state thereof. Furthermore, because the majority of our assets are located in China, it would also be extremely difficult to access those assets to satisfy an award entered against us in United States court.

The laws of the British Virgin Islands provide little protection for minority shareholders, so minority shareholders will have little or no recourse if the shareholders are dissatisfied with the conduct of the affairs of our company.

Under the laws of the BVI, there is some statutory law for the protection of minority shareholders under the Act. The principal protection under statutory law is that shareholders may bring an action to enforce our Amended and Restated Memorandum and Articles of Association. The Act sets forth the procedure to bring such a claim. Shareholders are entitled to have the affairs of the company conducted in accordance with the general law and the Amended and Restated Memorandum and Amended and Restated Articles of Association. Companies are not obligated to appoint an independent auditor and shareholders are not entitled to receive the audited financial statements of the company.

There are common law rights for the protection of shareholders that may be invoked (such rights have also now been given statutory footing under the Act), largely dependent on English company law, since the common law of the BVI for business companies is limited. Under the general rule pursuant to English company law known as the rule in Foss v. Harbottle, a court will generally refuse to interfere with the management of a company at the insistence of a minority of its shareholders who express dissatisfaction with the conduct of the company’s affairs by the majority or the board of directors. However, every shareholder is entitled to have the affairs of the company conducted properly according to law and the constituent documents of the corporation. As such, if those who control the company have persistently disregarded the requirements of company law or the provisions of the company’s memorandum or articles of association, then the courts will grant relief. Generally, the areas in which the courts will intervene are the following: (i) an act complained of which is outside the scope of the authorized business or is illegal or not capable of ratification by the majority, (ii) acts that constitute fraud on the minority where the wrongdoers control the company, (iii) acts that infringe on the personal rights of the shareholders, such as the right to vote, and (iv) where the company has not complied with provisions requiring approval of a special or extraordinary majority of shareholders, which are more limited than the rights afforded minority shareholders under the laws of many states in the U.S.

Risks Related To An Investment In Our Stock

There may not be an active, liquid trading market for our ordinary shares.

We have received approval for public trading of our Company stock on the OTC Bulletin Board.  However, as of the date of this filing, there have been no public trades of our Company stock.  We expect active trading will occur in our Company stock in the second quarter of 2010.

The market price for our ordinary shares may be volatile, which could result in substantial losses to investors.

The market price for our ordinary shares is likely to be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly operating results;
●	changes in the Chinese energy and livestock industries;
●	changes in the Chinese economy;
●	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	additions or departures of key personnel; or
●	potential litigation.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. As a result, to the extent shareholders sell our ordinary shares in negative market fluctuation, they may not receive a price per share that is based solely upon our business performance. We cannot guarantee that shareholders will not lose some of their entire investment in our ordinary shares.

Future sales of our ordinary shares may depress our share price.

The market price of our ordinary shares could decline as a result of sales of substantial amounts of our ordinary shares in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of ordinary shares. There will be 8,600,000 ordinary shares outstanding before the consummation of this offering. All of the ordinary shares sold in our initial public offering will be freely transferable without restriction or further registration under the Securities Act, except for any shares purchased by our “affiliates,” as defined in Rule 144 of the Securities Act. The remaining ordinary shares will be “restricted securities” as defined in Rule 144. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act. See “Shares Eligible for Future Sale.”

If our parent company VIASPACE cannot make the cash payment due to Chang or some other alternate arrangement is reached, then the second closing will not occur, and Chang will greatly increase his ownership in our equity securities and have greater influence on shareholder actions.

Our parent company VIASPACE must pay Sung Hsien Chang $4.8 million plus interest (which as of March 24, 2010 was $491,000) at the Second Closing.  At this time, VIASPACE does not have this cash available and would have to raise this capital in order to meet such commitment.  If VIASPACE is ultimately unable to make this cash payment, then the Second Closing will not occur and unless an alternate arrangement is agreed upon, VIASPACE will transfer all shares of our common stock it holds to Chang.  This would cause Mr. Chang to have greater influence on shareholder decisions.

Our major shareholders, directors and officers will control a majority of our ordinary shares, decreasing your influence on shareholder decisions.

Our major shareholders, officers and directors will, in the aggregate, beneficially own 6,906,000 ordinary shares or approximately 80.3% of our outstanding shares. If the Second Closing does not occur and an alternate arrangement is not agreed upon, we will be controlled by Mr. Sung Hsien Chang rather than our current parent company, VIASPACE Inc. As a result, our officers and directors will possess substantial ability to impact our management and affairs and the outcome of matters submitted to shareholders for approval. These shareholders, acting individually or as a group, could exert control and substantial influence over matters such as electing directors and approving mergers or other business combination transactions. This concentration of ownership and voting power may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our ordinary shares. These actions may be taken even if they are opposed by our other shareholders, including those who purchase shares in this offering. See “Principal Shareholders.”

ITEM 2. PROPERTIES

We currently operate our office in Irvine, California and our facilities in China. Our headquarters are located in Guangzhou province in the PRC.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commercial Commitments.”

Office	Address	Term
VIASPACE GREEN ENERGY	2102 Business Center Dr., Suite 130, Irvine, California, 92612	Month-to-month rental lease

IPA CHINA	San Sheng Road, DaLi Village, TaiHe Town, Guangzhou, China 510540	Building owned by Company; Land leased from PRC government

IPA BVI	No. 10 Lane 210, Hai Pu Road, Hsin Chu, Taiwan	Month-to-month

Total rent expense for all locations for 2008 was approximately $78,000.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters were submitted to a vote of the majority of common security holders during the fourth quarter of 2009.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Prices

The Company is a newly registered company listed and principally quoted on the OTC Bulletin Board under the trading symbol “VGREF.OB”.  The Company’s common stock has not traded yet as of March 30, 2010.

Holders

As of March 30, 2010, there were 41 shareholders of record of the Company’s Common Stock.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends on our common stock in the foreseeable future.  There are no restrictions in our articles or incorporation or bylaws that prevent us from declaring dividends in the future.  Our future dividend policy will be examined periodically by our board of directors based upon conditions then existing, including our earnings and financial condition, capital requirements and other relevant factors.

Equity Compensation Plan

The Company’s equity compensation plan is discussed under the section titled “Equity Compensation Plan Information” under “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters” below.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in 2009.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VIASPACE Green Energy Inc. Overview

VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) company (“we”, “us”, “VGE” or the “Company”) is the parent company of Inter Pacific Arts Corporation, a British Virgin Islands international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a Peoples Republic of China (“PRC”) company (“IPA China”).  IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China.  IPA BVI owns all equity interests of IPA China.  IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in U.S. retail chain stores. IPA China also has a sub license to a fast-growing, high yield, low carbon, nonfood energy crop called GKG which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation.  Cellulosic ethanol and other liquid biofuels, collectively called Grassoline, do not use corn or other food sources as feedstock.  GKG can also be used as animal feed. GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that the process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of  GKG and fertilizer, so that the overall process has some carbon dioxide emissions, but much lower than burning coal or other fossil fuels directly.   GKG has been independently tested by customers and been shown to have excellent energy content and very high bio methane production.  We do not build the power plant or biofuel plant; rather we grow GKG that is needed as the fuel or feedstock.  We are growing GKG on 250 acres of leased land in China to serve as a nursery for expansion, a demonstration plot for potential partners and customers, to provide samples for potential customers, and as a grass source for our own products.   VIASPACE Green Energy is based in California with business activities in China.

The Company’s web site is www.VIASPACEGreenEnergyInc.com.

Critical accounting policies and estimates

Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR60”) issued by the SEC, suggests that companies provide additional disclosure and commentary on those accounting policies considered most critical.  FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application.  For a summary of the Company’s significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements.

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period.  On an ongoing basis, the Company evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions.  The following accounting policies require significant management judgments and estimates:

In accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), IPA BVI and IPA China recognize product revenue provided: (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured.  Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments.  Our standard shipping terms are free on board shipping point.  Some of the Company’s products are sold in the PRC and are subject to Chinese value-added tax.  This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.  Revenue is recorded net of VAT taxes.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  There is no assurance that actual results will not differ from these estimates.

See footnotes in the accompanying financial statements regarding recent financial accounting developments.

Results of Operations

Year Ended December 31, 2009 versus Year Ended December 31, 2008

Note:  The acquisition of IPA BVI and IPA China by VIASPACE and VGE occurred on October 21, 2008.   The following discussion reflects a comparison of actual financial results for the year ended December 31, 2009 versus actual results incurred by VGE, IPA BVI and IPA China for the year ended December 31, 2008.

Revenues

Revenues were $3,618,000 and $6,624,000 for 2009 and 2008, respectively, a decrease of $3,006,000 or 45%.  Sales of framed artwork were down by 45% during 2009 compared with 2008 as customer filled orders were lower.   All revenues recorded during 2009 and 2008 are from the Company’s framed artwork segment.

Cost of Revenues

Costs of revenues were $2,020,000 and $3,998,000 for 2009 and 2008, respectively, a decrease of $1,978,000 or 49%.  Framed artwork costs of revenues were lower as expected due to a decrease in revenues.  All of the cost of revenues recorded during 2009 and 2008 are from the Company’s framed artwork segment.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues from 2008 to 2009 was a decrease in gross profits from $2,626,000 in 2008 to $1,598,000 in 2009, a decrease of $1,028,000 or 39%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,718,000 and $1,417,000 for 2009 and 2008, respectively, an increase of $301,000 or 21%.

Framed Artwork Segment
Of the total amounts, the framed artwork segment had selling, general and administrative expenses of $839,000 and $1,235,000 for 2009 and 2008, respectively, a decrease of $396,000 primarily due to lower commissions on framed artwork sales.

Grass Segment
Of the total amounts, the grass segment related to growing GKG in the PRC had selling, general and administrative expenses of $879,000 and $182,000 for 2009 and 2008, respectively, an increase of $697,000.  This segment did not have any corresponding costs incurred in the first nine months of 2008, as it commenced operations in the fourth quarter of 2008.  Included in the costs of $879,000 were professional accounting fees of $166,000, payroll and benefits of $452,000, legal expenses of $89,000, travel expenses of $72,000 and other expenses of $100,000.

Income (Loss) from Operations

The resulting effect on these changes in gross profits, selling, general and administrative expense was a decrease in income from operations of $1,330,000 from 2008 to 2009.

Framed Artwork Segment
Of the total amounts, the framed artwork segment had decreased income from operations of $633,000 from 2008 to 2009.

Grass Segment
Of the total amounts, the grass segment had an increased loss from operations of $697,000 in 2009 as compared with 2008.

Liquidity and Capital Resources

Period from January 1, 2009 through December 31, 2009

Net cash used in operating activities was $116,000 for the year ended December 31, 2009.  The Company’s net loss was $120,000 for year ended December 31, 2009.  Non-cash expenses totaled $91,000 composed of depreciation of fixed assets and amortization of land leases.  General working capital used $75,000 in cash for the year ended December 31, 2009.   Related party, net, used $12,000 in cash.

Net cash used in investing activities was $371,000 related to $102,000 incurred for additional land leases entered into in 2009 in the PRC and $269,000 related to fixed asset capital additions related to expansion of the Company’s GKG business in the PRC.

Net cash used in financing activities was $1,045,000 comprised of related party loans.

The Company expects cash on hand as of December 31, 2009 and future operating cash flow to fund operations for a minimum of the next twelve months, and as such, the Company has no immediate need for additional outside financing.  However if revenue forecasts are not met or if future operating expenses or capital requirements increase beyond our control, the Company may need to seek additional cash resources.  This could be from the sale of additional equity securities or new debt securities.

Contractual Obligations

IPA art designers work with buyers from retail chains to choose prints and other art forms from catalogs of licensed work. We only purchase prints from companies with whom we have long-standing relationships, and we guarantee our customers there are no counterfeits and that all royalties were paid.  The vendors from whom we purchase prints guarantee that all of the prints they sell are not counterfeits and that all royalties were paid to the artist of the prints.  We then pass this guarantee on to our customers.  Since the time IPA was formed in 2003, we have not received any legal claims challenging any of the prints we have sold.

Employment Agreements

On October 21, 2008, VGE entered into two-year employment agreements with each of Carl Kukkonen, Sung Hsien Chang, Stephen Muzi and Maclean Wang.  Dr. Kukkonen would serve as Chief Executive Officer, Mr. Chang as President, Mr. Muzi as Chief Financial Officer, Treasurer and Secretary and Mr. Wang as Managing Director of Grass Development.  Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum, Mr. Muzi would receive $180,000 per annum and Mr. Wang would receive $84,000 per annum.  Each of them would be entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 15 days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment.  Mr. Chang and Mr. Wang’s employment agreements also have a feature that granted each of them an option to purchase the number shares of its common stock equal to four percent (4%) of VGE’s total outstanding shares as of the Second Closing.  These employment agreements terminated on February 15, 2010 as the Company failed to achieve the Second Closing of IPA BVI and IPA China as discussed in Note 9.  The Company expects to negotiate and enter into new employments with Dr. Carl Kukkonen, Mr. Sung Hsien Chang, and Mr. Stephen Muzi during the second quarter of 2010.

Inflation and Seasonality

We have not experienced material inflation during the past two years.  Seasonality has historically not had a material effect on our operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2009.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. Our exposure to interest rate risk primarily relates to interest income generated by cash invested in liquid investments with original maturities of three months or less. Such interest-earning instruments carry a degree of interest rate risk. We have not used any derivative financial instruments to manage our interest rate exposure. We have not been exposed to material risks due to changes in interest rates. However, our future interest income may be lower than expected due to changes in market interest rates.

Foreign Exchange Risk. Although we use U.S. dollars as our reporting currency and our artwork revenue is denominated in U.S. dollars, our operations are carried out in RMB and we maintain RMB denominated bank accounts. We, therefore, are subject to currency risk. Although the conversion of the RMB is highly regulated in China, the value of the RMB against the value of the U.S. dollar or any other currency nonetheless may fluctuate in value within a narrow band against a basket of certain foreign currencies. China is currently under significant international pressures to liberalize this government currency policy, and if such liberalization were to occur, the value of the RMB could appreciate or depreciate against the U.S. dollar. Unfavorable changes in the exchange rate between the RMB and the U.S. dollar may result in a material effect upon accumulated other comprehensive income recorded as a charge in shareholders’ equity. We do not use derivative instruments to reduce our exposure to foreign currency risk.

In addition, the RMB is not a freely convertible currency. IPA China, our Chinese subsidiary, is not permitted to pay outstanding current account obligations in foreign currency, but rather must present the proper documentation to a designated foreign exchange bank. We cannot guarantee that all future local currency can be repatriated.

Inflation. Although China has experienced an increasing inflation rate, inflation has not had a material impact on our results of operations during 2008 and 2009.

ITEM 7. FINANCIAL STATEMENTS

See the Company’s audited financial statements on pages F-1 through F-34.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls and procedures.  Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

At the end of the period covered by this report and at the end of each fiscal quarter therein, the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at the reasonable assurance level described above as of the end of the period covered in this report.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on such assessment, concluded that as of December 31, 2009, our internal controls over financial reporting was effective.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in internal controls over financial reporting.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after December 31, 2010.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT

Executive Officers and Directors

The following table sets forth our executive officers and directors, their ages and the positions held by them.   None of the directors listed below are independent directors:

Name	Age	Position Held
Mr. Carl Kukkonen	64	Chief Executive Officer and Director
Mr. Sung Hsien Chang	47	President and Director
Mr. Amjad S. Abdallat	48	Director
Mr. Stephen Muzi	46	Chief Financial Officer

Carl Kukkonen.   Dr. Kukkonen has been our Chief Executive Officer and Director since October 2008.  He is also the Chief Executive Officer and Director of VIASPACE, Inc., our parent corporation since 2005.  He is also the Chief Executive Officer, President, and Director, Direct Methanol Fuel Cell Corporation, a subsidiary of VIASPACE since 2001, and the Chief Executive Officer and Director of VIASPACE Security Inc., a subsidiary of VSI since 2002.  He was the Co-founder and Chief Executive Officer of ViaSpace Technologies LLC (predecessor of VIASPACE) from 1998 to 2005.  Previously, Dr. Kukkonen served as the Director of the Center for Space Microelectronics Technology and Manager of Supercomputing at the Caltech NASA Jet Propulsion Laboratory from 1984 to 1998.  From 1977 to 1984, he was the Principal Research Engineer at Ford Motor Company.  Dr. Kukkonen has a B.S. in physics from the University of California at Davis and an M.S. and Ph.D. in physics from Cornell University.  He was also a Post-doctoral fellow at Purdue University.

Sung Hsien Chang.  Mr. Chang is the President and Director of VIASPACE Green Energy since October 2008.  He is also the Chief Executive Officer and founder of Inter-Pacific Arts, Inc., our subsidiary since 2002.  He worked at Jun Jung Metal prior to 2002.  He attended Taiwan Junior College.

Amjad S. Abdallat.   Mr. Abdallat has a Director of the Company since October 2008.   He is also a Director of VIASPACE, Inc., our parent corporation since 2005.  He is also a director of Direct Methanol Fuel Cell Corporation, a subsidiary of VIASPACE since 2001.  He is also a Director of Ionfinity LLC, a subsidiary of VIASPACE since 2001.  He was the Co-founder of ViaSpace Technologies LLC (predecessor of VIASPACE) from 1998 to 2005.  He was with Hewlett-Packard Company as Business Development, Marketing and Program Capture from 1989 to 1998, and was in business development at Control Data Corporation from 1984 to 1989.  He has a BS from the University of California at Berkeley and a Master’s degree in Engineering from the University of Missouri.

Stephen Muzi.  Mr. Muzi is our Chief Financial Officer, Treasurer and Secretary since October 2008.  Since June 2005, he has also been the Chief Financial Officer, Treasurer and Secretary of VIASPACE Inc., our parent corporation.  He was the controller for SpectraSensors, Inc., a spun-off former subsidiary of VIASPACE from 2003 to 2005.  He was also a controller for ViaLogy Corp., a spun-off former subsidiary of the Company from 2003 to 2005.  From 2004 to 2005, he also served as a consultant to Direct Methanol Fuel Cell Corporation, VIASPACE Security Inc. and Ionfinity LLC, subsidiaries of VIASPACE from 2004 to 2005.  Mr. Muzi joined ViaSpace Technologies LLC (predecessor of VIASPACE) in May 2000.  Mr. Muzi obtained his B.S. degree from Rochester Institute of Technology and an M.B.A. from the State University of New York at Buffalo.  He is a Certified Public Accountant.

Board of Directors and Board Committees

Our board of directors currently consists of three (3) members. We expect that all current directors will continue to serve after this offering. There are no family relationships between any of our executive officers and directors.

A director may vote in respect of any contract or transaction in which he is interested, provided, however that the nature of the interest of any director in any such contract or transaction shall be disclosed by him at or prior to its consideration and any vote on that matter. A general notice or disclosure to the directors or otherwise contained in the minutes of a meeting or a written resolution of the directors or any committee thereof that a director is a shareholder of any specified firm or company and is to be regarded as interested in any transaction with such firm or company shall be sufficient disclosure and after such general notice it shall not be necessary to give special notice relating to any particular transaction.

There are no membership qualifications for directors. Further, there are no share ownership qualifications for directors unless so fixed by us in a general meeting.

There are no other arrangements or understandings pursuant to which our directors are selected or nominated.

Audit Committee.  Will be established in 2010.

Compensation Committee.  Will be established in 2010.

Governance and Nominating Committee.  Will be established in 2010.

Duties of Directors

Under BVI law, our directors have a fiduciary duty to the company to act in good faith in their dealings with or on behalf of our company and exercise their powers and fulfill the duties of their office honestly. This duty has four essential elements:

●	a duty to act in good faith in the best interests of the company;
●	a duty not to personally profit from opportunities that arise from the office of director;
●	a duty to avoid conflicts of interest; and
●	a duty to exercise powers for the purpose for which such powers were intended.

In general, the Companies Law imposes various duties on officers of a company with respect to certain matters of management and administration of the company. The Companies Law imposes fines on persons who fail to satisfy those requirements or the company itself. However, in many circumstances, an individual is only liable if he is knowingly guilty of the default or knowingly and willfully authorizes or permits the default.

Director Compensation

All directors hold office until the expiration of their respective terms and until their successors have been duly elected and qualified. There are no family relationships among our directors or executive officers. Officers are elected by and serve at the discretion of the Board of Directors. Employee directors do not receive any compensation for their services. Non-employee directors may receive cash, stock or stock options for their service on the Board of Directors. In addition, non-employee directors are entitled to receive compensation for their actual travel expenses for each Board of Directors meeting attended.   None of our directors received any director compensation for serving on the Board of Directors in 2009.  Directors who are our officers received only salary which is included in the Summary Compensation Table in Item 10 of this Form 10-K.

Limitation of Director and Officer Liability

Pursuant to our Memorandum and Articles of Association, every director or officer and the personal representatives of the same shall be indemnified and secured harmless out of our assets and funds against all actions, proceedings, costs, charges, expenses, losses, damages or liabilities incurred or sustained by him or her in or about the conduct of our business or affairs or in the execution or discharge of his or her duties, powers, authorities or discretions, including without prejudice to the generality of the foregoing, any costs, expenses, losses or liabilities incurred by him in defending (whether successfully or otherwise) any civil proceedings concerning us or our affairs in any court whether in the BVI or elsewhere. No such director or officer will be liable for: (a) the acts, receipts, neglects, defaults or omissions of any other such Director or officer or agent; or (b) any loss on account of defect of title to any of our property; or (c) account of the insufficiency of any security in or upon which any of our money shall be invested; or (d) any loss incurred through any bank, broker or other similar person; or (e) any loss occasioned by any negligence, default, breach of duty, breach of trust, error of judgment or oversight on his or her part; or (f) any loss, damage or misfortune whatsoever which may happen in or arise from the execution or discharge of the duties, powers authorities, or discretions of his or her office or in relation thereto, unless the same shall happen through his or her own dishonesty.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

The Company will adopt a code of ethics that applies to its principal: executive officers, financial officer, accounting officer or controller, or persons performing similar functions in 2010.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past five years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

•
been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:.

	(i)	any federal or state securities or commodities law or regulation;

(ii)
any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member. (covering stock, commodities or derivatives exchanges, or other SROs)..

ITEM 10. EXECUTIVE COMPENSATION

The following table shows the annual compensation paid by us to Mr. Carl Kukkonen, our principal executive officers, for the year ended December 31, 2009 and our executive officers who were paid more than $100,000 per annum.  Other than the officers listed, no other officer had total compensation during either of the previous two years of more than $100,000.  The Named Executive Officers are the Company’s Chief Executive Officer, President and Chief Financial Officer.

Summary Compensation Table
Name(1)	Year	Salary		Bonus		Non- Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation		Total
Carl Kukkonen	2009		$40,000		$—				$—		$40,000
Chief Executive Officer (Principal Executive Officer)	2008	$	―		$—				$—	$	―

Sung Hsien Chang	2009		$240,000	$	―			$	―		$240,000
President and Chief Executive Officer of IPA BVI and IPA China	2008		$40,000	$	―			$	―		$40,000

Stephen Muzi	2009		$30,000	$	―			$	―		$30,000
Chief Financial Officer (Principal Financial Officer)	2008	$	―	$	―			$	―	$	―
__________________
(1)
Amounts shown are amounts paid by the Registrant to the officers listed.  The Parent also pays salary to Dr. Carl Kukkonen and Mr. Stephen Muzi, which amounts are included in their financial statements and not the Registrant.

Stock Incentive Plan

Our Board of Directors and majority of shareholders adopted a stock incentive plan that provides for stock option and stock grants for our employees, directors and consultants. 1,400,000 ordinary shares (16.28% of outstanding shares at December 31, 2009) will initially be reserved in the stock incentive plan.  The number of shares in the stock option plan will adjust annually and remain at 16.28% of outstanding shares. The options will vest at a rate determined by the company's directors and have an exercise price of at least 80% of the market price of our shares on the date the options are granted.  We expect to grant options and common shares to certain employees as of the closing of this offering; however, we have not yet determined the number of options or the individuals to whom to grant such options.

Narrative Disclosure to Summary Compensation Table

Employment Agreements and Arrangements

On October 21, 2008, VGE entered into two-year employment agreements with each of Carl Kukkonen, Sung Hsien Chang, Stephen Muzi and Maclean Wang.  Dr. Kukkonen would serve as Chief Executive Officer, Mr. Chang as President, Mr. Muzi as Chief Financial Officer, Treasurer and Secretary and Mr. Wang as Managing Director of Grass Development.  Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum, Mr. Muzi would receive $180,000 per annum and Mr. Wang would receive $84,000 per annum.  Each of them would be entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 15 days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment.  Mr. Chang and Mr. Wang’s employment agreements also have a feature that granted each of them an option to purchase the number shares of its common stock equal to four percent (4%) of VGE’s total outstanding shares as of the Second Closing.  These employment agreements terminated on February 15, 2010 as the Company failed to achieve the Second Closing of IPA BVI and IPA China as discussed in Note 9.  The Company expects to negotiate and enter into new employments with Dr. Carl Kukkonen, Mr. Sung Hsien Chang, and Mr. Stephen Muzi during the second quarter of 2010.

Stock Option Grants

There were no stock option grants in 2009.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at December 31, 2009.

Director Compensation

The Company did not provide director compensation in 2009.  The Company will review its compensation plan for the Company’s non-employee directors during 2010.

Retirement Plans

The Company does not have any retirement plans that executives participate in at December 31, 2009.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 29, 2010 by (i) each person who beneficially owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified below, and (iii) all directors and executive officers as a group.  Percentage of beneficial ownership is based on 8,600,000 shares outstanding as of March 29, 2010.

Name	Number of Shares Beneficially Owned	Exercisable Options Beneficially Owned (a)	Total Number of Shares and Exercisable Options Beneficially Owned	Percent of Class of Common Stock (b)

Directors:
Carl Kukkonen, CEO	―	―	―	―
Amjad S. Abdallat	―	―	―	―
Sung Hsien Chang, President (d)	1,806,000	―	1,806,000	21.0%

Other Named Officers:
Stephen J. Muzi, CFO	―	―	―	―

All Named Executive Officers and Directors as a group (6 persons)	1,806,000	―	1,806,000	21.0%

Other 5% Owners:
VIASPACE Inc. (c)	5,100,000	―	5,100,000	59.3%

_________________
* Represents less than 1%.

(a)	Includes options that become exercisable on or before May 29, 2010.

(b)
The percent of Common Stock owned is calculated using the sum of the number of shares of Common Stock owned as of March 29, 2010 and the number of options of the beneficial owner that are exercisable on or before May 29, 2010.

(c)
VIASPACE Inc. is the parent company of VIASPACE Green Energy Inc.  The natural person with voting and dispositive power of ordinary shares held by VIASPACE Inc. is Carl Kukkonen, CEO of VIASPACE and VIASPACE Green Energy Inc.  Mr. Kukkonen disavows ownership of such shares.

(d)	Includes 350,000 shares held by his wife, 526,000 shares held by a company of which his wife is the control person, and 400,000 shares held by his two sons, all of whom reside in the same household.

Equity Compensation Plans

Our current stock option plan is explained in detail in the footnotes to the accompanying consolidated financial statements and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and other awards to the Company’s employees, officers, directors or consultants.

There are no issued and outstanding stock options under the plan at December 31, 2009.

Changes in Control Arrangements

No change in control arrangements existed at December 31, 2009.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Included in the Company’s consolidated balance sheet at December 31, 2009 and December 31, 2008 are Related Party Receivables and Related Party Payables.  The Related Party Receivables and Related Party Payables are detailed below.  Sung Hsien Chang is President of VGE and CEO of IPA China and IPA BVI.  JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately.  IPA China recorded revenues of $233,000 for the year ended December 31, 2009 from JJ.

The following table represents a summary of Related Party Receivables at December 31, 2009 and December 31, 2008:

	2009	2008
Due from Sung Hsien Chang	$759,000	$209,000
Due from JJ International	1,134,000	657,000
Due from employee of IPA China	18,000	―
Total	$1,911,000	$866,000

The following table represents a summary of Related Party Paybles at December 31, 2009 and December 31, 2008:

	2009	2008
Due to employee of IPA China	$20,000	$21,000
Due to JJ International	29,000	―
Due to Parent	35,000	―
Due to related party vendor of IPA China	―	75,000
Total	$84,000	$96,000

Employment Agreements

On October 21, 2008, VGE entered into two-year employment agreements with each of Carl Kukkonen, Sung Hsien Chang, Stephen Muzi and Maclean Wang.  Dr. Kukkonen would serve as Chief Executive Officer, Mr. Chang as President, Mr. Muzi as Chief Financial Officer, Treasurer and Secretary and Mr. Wang as Managing Director of Grass Development.  Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum, Mr. Muzi would receive $180,000 per annum and Mr. Wang would receive $84,000 per annum.  Each of them would be entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 15 days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment.  Mr. Chang and Mr. Wang’s employment agreements also had a feature that granted each of them an option to purchase the number shares of its common stock equal to four percent (4%) of VGE’s total outstanding shares as of the Second Closing.  These employment agreements terminated on February 15, 2010 as the Company failed to achieve the Second Closing of IPA BVI and IPA China as discussed in Note 9.  The Company expects to negotiate and enter into new employments with Dr. Carl Kukkonen, Mr. Sung Hsien Chang, and Mr. Stephen Muzi during the second quarter of 2010.

Director Independence

Our Board of Directors does not currently have any member who qualifies as "independent" as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200.

ITEM 13. EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Memorandum and Articles of Association of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed June 3, 2009).

3.2
Amended and Restated Memorandum and Articles of Association of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed November 25, 2009).

10.1
Securities Purchase Agreement dated as of October 21, 2008 by and among VIASPACE Inc. (“VIASPACE”), Sung Hsien Chang (“Chang”), the Registrant and the other persons listed therein (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 filed June 3, 2009).

10.2
Shareholder Agreement dated as of October 21, 2008 by and among VIASPACE, Chang and the other persons listed therein, and the Registrant (incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 filed June 3, 2009).

10.3
Employment Agreement dated as of October 21, 2008 by and between the Registrant and Carl Kukkonen (incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed June 3, 2009).

10.4
Employment Agreement dated as of October 21, 2008 by and between the Registrant and Sung Hsien Chang (incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed June 3, 2009).

10.5
Employment Agreement dated as of October 21, 2008 by and between the Registrant and Stephen Muzi (incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed June 3, 2009).

10.6
Employment Agreement dated as of October 21, 2008 by and between the Registrant and Maclean Wang (incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed June 3, 2009).

10.7	2009 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-1 filed June 3, 2009).

10.8
Agreement between IPA China and China Gate Technology Co., Ltd. dated on or about October 2008 (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed August 12, 2009).

10.9
Memorandum of Understanding dated as of September 2, 2009 by and among Dragon Power Ltd, the Registrant and VIASPACE Inc. (incorporated herein by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-1 filed September 4, 2009).

10.10
Amendment No. 1 dated as of June 22, 2009 to the Securities Purchase Agreement dated as of October 21, 2008 by and among VIASPACE Inc., Sung Hsien Chang, the Registrant and the other persons (incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 filed September 4, 2009).

10.11
Amendment No. 2 dated as of August 21, 2009 to the Securities Purchase Agreement dated as of October 21, 2008 by and among VIASPACE Inc., Sung Hsien Chang, the Registrant and the other persons (incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 filed September 4, 2009).

10.12
Amendment No. 3 dated as of October 14, 2009 to the Securities Purchase Agreement dated as of October 21, 2008 by and among VIASPACE Inc., Sung Hsien Chang, the Registrant and the other persons (incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 filed October 15, 2009).

10.13
Amendment No. 4 dated as of November 21, 2009 to the Securities Purchase Agreement dated as of October 21, 2008 by and among VIASPACE Inc., Sung Hsien Chang, the Registrant and the other persons (incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed November 25, 2009).

10.14
Amendment No. 5 dated as of November 25, 2009 to the Securities Purchase Agreement dated as of October 21, 2008 by and among VIASPACE Inc., Sung Hsien Chang, the Registrant and the other persons (incorporated herein by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 filed November 25, 2009).

10.15
Amendment No. 6 dated as of December 18, 2009 to the Securities Purchase Agreement dated as of October 21, 2008 by and among VIASPACE Inc., Sung Hsien Chang, the Registrant and the other persons (incorporated herein by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 filed December 18, 2009).

21.1	List of Subsidiaries of the Registrant (1)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (1)

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2009	2008
Audit Fees	$168,000	$95,000
Audit-Related Fees	―	―
Tax Fees	―	―
	$168,000	$95,000

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Company will establish an Audit Committee in 2010.  Consistent with SEC policies regarding auditor independence, our Audit Committee will have the responsibility for appointing, setting compensation and overseeing the work of the independent auditor.  In recognition of this responsibility, the Audit Committee will establish a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year's audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1.
Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.
Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.
Tax services include all services performed by the independent auditor's tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.	Other Fees are those associated with services not captured in the other categories.

Prior to the engagement, the Audit Committee will pre-approve these services by category of service.  The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service.  During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval.  In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2010.

VIASPACE GREEN ENERGY INC.
(Registrant)

By: /s/ CARL KUKKONEN
Name: Carl Kukkonen
Title: Chief Executive Officer
(Principal Executive Officer and Director)

By: /s/ STEPHEN J. MUZI
Name: Stephen J. Muzi
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CARL KUKKONEN	Chief Executive Officer	March 30, 2010
Carl Kukkonen	(Principal Executive Officer and Director)

/s/ STEPHEN J. MUZI	Chief Financial Officer	March 30, 2010
Stephen J. Muzi	(Principal Financial and Accounting Officer)

/s/ AMJAD S. ABDALLAT	Director	March 30, 2010
Amjad S. Abdallat

/s/ SUNG HSIEN CHANG	Director	March 30, 2010
Sung Hsien Chang

ITEM 7. FINANCIAL STATEMENTS

VIASPACE GREEN ENERGY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
VIASPACE Green Energy Inc.

We have audited the accompanying consolidated balance sheets of VIASPACE Green Energy Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VIASPACE Green Energy Inc. and Subsidiaries as of December 31, 2009 and 2008 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Goldman Parks Kurland Mohidin LLP
Goldman Parks Kurland Mohidin LLP
Encino, California
March 30, 2010

VIASPACE GREEN ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	December 31	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$984,000	$2,516,000
Accounts receivable, net of allowance for doubtful accounts of $18,000 in 2009 and zero in 2008	188,000	247,000
Inventory	455,000	342,000
Prepaid expenses	36,000	20,000
Related party receivables	1,911,000	866,000
Other current assets	4,000	147,000
TOTAL CURRENT ASSETS	3,578,000	4,138,000

FIXED ASSETS, net of accumulated depreciation	927,000	720,000

OTHER ASSETS:
Land Use Right, net of accumulated amortization	586,000	514,000
License to Grass, net of accumulated amortization	478,000	503,000
Goodwill	12,322,000	12,322,000
Other Assets	4,000	―
TOTAL OTHER ASSETS	13,390,000	13,399,000

TOTAL ASSETS	$17,895,000	$18,197,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$344,000	$536,000
Related party payable	84,000	96,000
Accrued expenses	113,000	67,000
TOTAL CURRENT LIABILITIES	541,000	699,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,600,000 issued and outstanding in 2009 and 2008	9,000	9,000
Additional paid in capital	17,374,000	17,398,000
Retained earnings (Accumulated deficit)	(29,000)	91,000
Total stockholders’ equity	17,354,000	17,498,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,895,000	$18,197,000

See accompanying notes to consolidated financial statements.

VIASPACE GREEN ENERGY INC.
CONSOLIDATED STATEMENT OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2009	July 1, 2008 through December 31, 2008
REVENUES	$3,618,000	$866,000
COST OF REVENUES	2,020,000	249,000
GROSS PROFIT	1,598,000	617,000

OPERATING EXPENSES
Selling, general and administrative expenses	1,718,000	516,000
Total operating expenses	1,718,000	516,000

INCOME (LOSS) FROM OPERATIONS	(120,000)	101,000

OTHER INCOME (EXPENSE)
Other expense	(7,000)	(1,000)
Other income	7,000	1,000
Total other income	―	―

INCOME (LOSS) BEFORE INCOME TAXES	(120,000)	101,000
Income taxes	―	10,000

NET INCOME (LOSS)	$(120,000)	$91,000

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	―	―

COMPREHENSIVE INCOME (LOSS)	$(120,000)	$91,000

NET INCOME (LOSS) PER SHARE OF COMMON STOCK - Basic and diluted	$(0.01)	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic and diluted	8,600,000	3,365,223

See accompanying notes to consolidated financial statements.

VIASPACE GREEN ENERGY INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid in Capital		Accumulated Other Comprehensive Income		Retained Earnings		Total

BALANCE, JULY 1, 2008	10	$10	$	―	$	―	$	―	$10

Net income from October 21, 2008 through December 31, 2008								91,000	91,000

Issuance of shares on acquisition of Inter-Pacific Arts	8,599,990	8,990		4,573,000		―		―	4,581,990

Capital contribution from Parent Company related to acquisition of Inter-Pacific Arts and Affiliate				12,825,000					12,825,000

BALANCE, DECEMBER 31, 2008	8,600,000	$9,000		$17,398,000	$	―		$91,000	$17,498,000

Net loss								(120,000)	(120,000)
Other comprehensive expense:
Foreign currency translation expense						―			―
Amortization of capital contribution from Parent Company related to acquisition of Inter-Pacific Arts and Affiliate				(24,000)					(24,000)

BALANCE, DECEMBER 31, 2009	8,600,000	$9,000		$17,374,000	$	―		$(29,000)	$17,354,000

See accompanying notes to consolidated financial statements.

VIASPACE GREEN ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009		July 1, 2008 through December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(120,000)		$91,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization		91,000		33,000
(Increase) decrease in:
Accounts receivable		59,000		764,000
Inventory		(113,000)		63,000
Related party receivable		―		65,000
Prepaid expenses		(16,000)		(20,000)
Other current assets		143,000		(113,000)
Increase (decrease) in:
Accounts payable		(192,000)		(30,000)
Related party payable		(12,000)		23,000
Accrued expenses		44,000		51,000
Net cash provided by (used in) operating activities		(116,000)		927,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of fixed assets		(269,000)		―
Additions of land use rights		(102,000)		―
Acquisition of Inter-Pacific Arts, cash acquired		―		9,000
Net cash provided by (used in) investing activities		(371,000)		9,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party loans		(1,045,000)		―
Investment		―		1,580,000
Net cash provided by financing activities		(1,045,000)		1,580,000

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS		―		―

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(1,532,000)		2,516,000
CASH AND CASH EQUIVALENTS, Beginning of period		2,516,000		―
CASH AND CASH EQUIVALENTS, End of period		$984,000		$2,516,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$	―	$	―
Income taxes	$	―	$	―

Supplemental Disclosure of Non-Cash Financing for 2008:
•
In connection with the acquisition of Inter-Pacific Arts, Inc., the Company issued 3,500,000 shares of Company common stock to the seller of Inter-Pacific Arts and 5,090,000 shares of Company common stock to the Company’s Parent Company.

See accompanying notes to consolidated financial statements.

VIASPACE GREEN ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31, 2009 AND 2008

Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – VIASPACE Green Energy Inc. (“VGE”), a British Virgin Islands (“BVI”) international company and its subsidiaries,  Inter-Pacific Arts Corp. (“IPA BVI”) and Guangzhou Inter-Pacific Arts Corp. (“IPA China”) (collectively, “the Company”, “we” or “us” ) specialize in manufacturing and selling high quality, copyrighted, framed artwork to retail stores.  The Company manufactures its artwork in the People’s Republic of China (the “PRC”) and sells its products within China and worldwide.  The Company also has a worldwide sublicense to cultivate and sell Giant King Grass (GKG”) – a natural hybrid, non-genetically modified, extremely fast-growing, perennial grass that is suitable for livestock feed as well as a feedstock for biofuel production.  GKG has the potential to be used in the production of nonfood crop based biofuels such as cellulosic ethanol, methanol and green gasoline; burned directly in power plants as a clean substitute for coal, and in the more immediate term, as animal feed for dairy cows, pigs, sheep, goats, fish and other animals.  VGE was formed on July 1, 2008 and was inactive from July 1, 2008 through October 20, 2008.  IPA BVI is a BVI international company formed in 2003 and IPA China is a Chinese wholly owned foreign enterprise formed in 2003 and registered in Guangdong province of the PRC.

Basis of Presentation - The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements.  All significant intercompany accounts and transactions have been eliminated on consolidation.

Company History – Prior to October 21, 2008, VGE was 100% owned by VIASPACE Inc. (“VIASPACE” or “Parent Company”) and did not have any active operations.   On October 21, 2008, the majority shareholder of IPA BVI and IPA China, Sung Hsien Chang (“Chang”), entered into a Securities Purchase Agreement (the "Purchase Agreement") with VGE, VIASPACE and China Gate Technology Co., Ltd., a Brunei Darussalam company ("Licensor").  Under the Purchase Agreement, VGE acquired 100% of IPA BVI and the entire equity interest of IPA China from Chang.  In exchange, VIASPACE agreed to pay approximately $16 million in a combination of cash, and newly-issued shares of VIASPACE and VGE stock.  In addition, VIASPACE issued shares of its common stock to Licensor for Licensor’s sublicense of certain fast growing grass technology to IPA China.

The acquisition will be completed through two closings.  At the first closing on October 21, 2008 (“First Closing”), VGE issued 3,500,000 newly-issued shares to Chang and his designees and 5,090,000 newly-issued shares to VIASPACE.  VIASPACE issued 215,384,615 shares of its common stock to Chang and 30,576,007 shares of common stock to Licensor.  Chang delivered 70% of the outstanding common stock of IPA BVI to VGE.  On June 22, 2009, the parties entered into an Amendment to the Purchase Agreement that extended the Second Closing to August 21, 2009.  On August 21, 2009, the parties entered into a second Amendment to the Purchase Agreement that extended the Second Closing to November 21, 2009.  In addition, on August 21, 2009, the parties agreed that the VGE shares held by Chang and others were no longer subject to forfeiture even if the Second Closing did not occur.

At the Second Closing, VIASPACE is to pay $4,800,000 plus interest to Chang.   VIASPACE shall also issue 1.8% of its then outstanding shares of common stock to Licensor.  Chang shall deliver the remaining 30% of the outstanding shares of IPA BVI to VGE even if the Second Closing did not occur.

The value paid by VIASPACE and VGE for the acquisition of IPA BVI and IPA China was $15,832,000.   The IPA BVI and IPA China net assets acquired totaled $3,003,000.  The excess of value paid for the acquisition in excess of net assets acquired is recorded on the balance sheet of VIASPACE and was assigned to:  grass license - $507,000 and goodwill - $12,322,000.

As of December 31, 2009 and December 31, 2008, VIASPACE owns 59.3% of the outstanding common shares of VGE.

Principles of Consolidation – VGE has a controlling interest in IPA BVI and IPA China and accounts for these subsidiaries under the consolidation method.  Under this method, an affiliated company’s results of operations are reflected within the Company’s consolidated statement of operations. Transactions between consolidated affiliated companies are eliminated in consolidation. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (codified in FASB ASC Topic 805), which requires use of the purchase method for all business combinations initiated after June 30, 2001.

Fiscal Year End - The Company’s fiscal year ends December 31.

Use of Estimates in the Preparation of the Financial Statements - The preparation of financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Concentration of Credit Risk - The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash equivalents, accounts receivable and related party receivable. The Company maintains all of its cash accounts with high credit quality institutions. Such balances with any one institution may exceed FDIC insured limits.

Accounts Receivable Allowance for Doubtful Accounts - The allowance for doubtful accounts relates to specifically identified receivables that are evaluated individually for collectability.  We determine a receivable is uncollectible when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms of the receivable agreement, without regard to any subsequent restructurings. Factors considered in assessing collectability include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy.  For 2009 and 2008, sales to one customer, Hobby Lobby Stores, comprised 92% and 85%, respectively, of our total revenues.

Inventory – Inventory is stated at the lower of cost or market.  Cost is determined using the average cost method.  Market is determined using net realizable value.  The Company writes down its inventory for estimated obsolescence, excess quantities and other factors in evaluating net realizable value.  Inventory includes material, direct labor and related manufacturing overhead.

The following is a summary of inventory at December 31, 2009:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$399,000	$	―	$399,000
Grass	56,000		―	56,000
Total	$455,000	$	―	$455,000

The following is a summary of inventory at December 31, 2008:

	Raw Materials	Finished Goods	Total
Framed-Artwork	$286,000	$16,000	$302,000
Grass	40,000	―	40,000
Total	$326,000	$16,000	$342,000

Property and Equipment - Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets and estimated lives as follows:

Building	20 to 30 years
Machinery and equipment	10 years
Office equipment	5 years
Vehicles	5 years

Land Use Right – All land in the PRC is government owned and cannot be sold to any individual or company.  IPA China acquired land use rights for the land occupied by its manufacturing facility during 2005 for RMB 5,000,000 or approximately $605,000.  The land lease is for 30 years.  Accordingly, the land use right is being amortized on the straight-line method over 30 years.   In the first quarter of 2009, VGE leased approximately 45 hectares (111 acres) of land in the Guangdong province of the PRC for 20 years at a cost of RMB 172,080 or approximately $25,000 every three years.  In the third quarter of 2009, VGE signed a lease for approximately 55 hectares (136 acres) of land in Guangdong province.  The lease begins October 1, 2009 with a lease life of about 29 years at a cost of approximately RMB 65,000 or approximately $8,000 per year.  This land is being used to grow GKG.

License – IPA China has a license to a grow and sell a new fast-growing hybrid grass known as GKG to be used for production of biofuels and as feed for livestock.  IPA China sublicensed this right from China Gate Technology Co., Ltd. (Licensor) who obtained the original license from the inventor.  IPA China did not directly pay for the license.  VIASPACE issued shares of its common stock to Licensor upon the acquisition of IPA China by VIASPACE and the Company on October 21, 2008.  The principal of Licensor, Mr. Maclean Wang, is the Director Grass Development of VGE.  Mr. Wang entered into an employment agreement with VGE on October 21, 2008.  The principal of Licensor, Mr. Maclean Wang, is the Director Grass Development of VGE.  Mr. Wang entered into an employment agreement with VGE on October 21, 2008.  Mr. Wang and Mr. Chang were business associates prior to the licensing of the hybrid grass, but the business association did not relate to IPA China.  Mr. Wang had no involvement with IPA China, IPA BVI, VGE or VIASPACE prior to the licensing of the hybrid grass.   As discussed in Note 9, in the event that the Second Closing of the acquisition of IPA BVI and China does not occur, VGE’s Parent Company will no longer be permitted to operate in the grass business for three years; however, VGE will continue to be permitted to operate in the grass business.

In addition, as discussed in Note 9, the Licensor and Sung Hsien Chang, the seller of IPA China and IPA BVI, each represented that at least 100 hectares of arable land in Guangdong province in China will be available for grass farming by IPA China within 12 months after the First Closing Date.  IPA China secured 45 hectares of arable land in the first quarter of 2009 and leased an additional 55 ha in the third quarter of 2009.  The requirement has been met so this requirement no longer has any impact on our ability to utilize our grass license rights.

Fair Value of Financial Instruments - The recorded value of accounts receivables, related party receivables, related party payables, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded values of long-term debt and liabilities approximate fair value.

Income Taxes– The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” (codified in FASB ASC Topic 740),  which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The statutory corporate income tax rate for foreign enterprises in the PRC was 25% for 2009.  IPA China is subject to local income tax rate of 3% for 2009.

VGE and IPA BVI are British Virgin Islands international companies and not subject to United States income taxes.

The Company does not have any deferred tax assets or liabilities recorded for the periods covered by the accompanying financial statements due to no significant book to tax basis differences existing.

Revenue Recognition – IPA BVI and IPA China have generated revenues to date on product revenue shipments.  In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) (codified in FASB ASC Topic 605), IPA recognizes product revenue provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured.  Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments.  Our standard shipping terms are free on board shipping point.  Some of the Company’s products are sold in the PRC and are subject to Chinese value-added tax.  This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.  Revenue is recorded net of VAT taxes.

Cost of Goods Sold – Cost of goods sold consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products.  Any write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Foreign Currency Translation and Comprehensive Income (Loss) – IPA China’s functional currency is the Renminbi (“RMB”).  For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency.   Assets and liabilities are translated at the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.   Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income".  Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.  The sales of IPA BVI are in USD.

Segment Reporting and Geographic Information – SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (codified in FASB ASC Topic 280) requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  At December 31, 2009, the Company's operations are conducted in two industry segments, the Consumer Products segment which specializes in manufacturing and selling high-quality, copyrighted, framed artwork to retail stores and the Grass segment, through its growing, harvesting and selling of its GKG as a livestock feed as well as a feedstock for biofuel production.  From a geographic standpoint, all of the Company’s revenues for 2009 are to customers in the United States.  All of the Company’s revenues for 2009 are in the Consumer Products segment.  All identifiable assets at December 31, 2009 are in the Asia/Pacific region and are related to the Consumer Products segment, with the exception of inventory, which is broken down by segment above.

NOTE 2 — FIXED ASSETS

Fixed assets are comprised of the following at December 31, 2009 and December 31, 2008:

	2009	2008
Building	$705,000	$606,000
Machinery and equipment	356,000	192,000
Office equipment	73,000	73,000
Vehicles	167,000	144,000
Total property and equipment	1,301,000	1,015,000
Less: Accumulated depreciation	374,000	295,000
Fixed assets, net	$927,000	$720,000

Depreciation expense was $61,000 for the year ended December 31, 2009 and $28, 000 for the period October 21, 2008 through December 31, 2008.

NOTE 3 — LAND USE RIGHT

Land use right is composed of the following at December 31, 2009 and December 31, 2008:

	2009	2008
Land use right	$707,000	$605,000
Less: Accumulated amortization	121,000	91,000
Land use right, net	$586,000	$514,000

Amortization expense was $30,000 for the year ended December 31, 2009.  Amortization expense was $5,000 for the period October 21, 2008 through December 31, 2008.  The amortization for the next five years will be:  2010 - $38,000; 2011 - $38,000; 2012 - $31,000; 2013 - $30,000; and 2014 - $30,000.

NOTE 4 — INTANGIBLE ASSETS

License to Grass

As more fully explained in Note 9, the Company and Parent Company acquired IPA China and IPA BVI on October 21, 2008.  IPA China has a worldwide license to cultivate and sell a fast-growing high yield hybrid grass called GKG that has the potential to be used in the production of nonfood biofuels and, in the more immediate term, animal feedstock for dairy cows, pigs, sheep, goats, fish and other animals.  The Parent Company issued 30,576,007 shares to the licensor of the GKG valued at $507,000 on the date of acquisition.  The grass license is being amortized over an estimated useful life of 20 years.  In 2009, $25,000 was recorded as amortization expense.   Amortization expense was $4,000 for the period October 21, 2008 through December 31, 2008.  The amortization expense for the next five years will be $25,000 in each year.

License to Grass is composed of the following at December 31, 2009 and December 31, 2008:

	2009	2008
License to Grass	$507,000	$507,000
Less: Accumulated amortization	29,000	4,000
License to Grass, net	$478,000	$503,000

Goodwill

As more fully explained in Note 9, the Company and Parent Company acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition.

NOTE 5 — RELATED PARTIES

Included in the Company’s consolidated balance sheet at December 31, 2009 and December 31, 2008 are Related Party Receivables and Related Party Payables.  The Related Party Receivables and Related Party Payables are detailed below.  Sung Hsien Chang is President of VGE and CEO of IPA China and IPA BVI.  JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately.  IPA China recorded revenues of $233,000 for the year ended December 31, 2009 from JJ.

The following table represents a summary of Related Party Receivables at December 31, 2009 and December 31, 2008:

	2009	2008
Due from Sung Hsien Chang	$759,000	$209,000
Due from JJ International	1,134,000	657,000
Due from employee of IPA China	18,000	―
Total	$1,911,000	$866,000

The following table represents a summary of Related Party Payables at December 31, 2009 and December 31, 2008:

	2009	2008
Due to employee of IPA China	$20,000	$21,000
Due to JJ International	29,000	―
Due to Parent	35,000	―
Due to related party vendor of IPA China	―	75,000
Total	$84,000	$96,000

Employment Agreements

On October 21, 2008, VGE entered into two-year employment agreements with each of Carl Kukkonen, Sung Hsien Chang, Stephen Muzi and Maclean Wang.  Dr. Kukkonen would serve as Chief Executive Officer, Mr. Chang as President, Mr. Muzi as Chief Financial Officer, Treasurer and Secretary and Mr. Wang as Managing Director of Grass Development.  Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum, Mr. Muzi would receive $180,000 per annum and Mr. Wang would receive $84,000 per annum.  Each of them would be entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 15 days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment.  Mr. Chang and Mr. Wang’s employment agreements also have a feature that granted each of them an option to purchase the number shares of its common stock equal to four percent (4%) of VGE’s total outstanding shares as of the Second Closing.  These employment agreements terminated on February 15, 2010 as the Company failed to achieve the Second Closing of IPA BVI and IPA China as discussed in Note 9.  The Company expects to negotiate and enter into new employments with Dr. Carl Kukkonen, Mr. Sung Hsien Chang, and Mr. Stephen Muzi during the second quarter of 2010.

NOTE 6 — INCOME TAXES

IPA China is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% in 2009 on income reported in the statutory financial statements after appropriated tax adjustments.  VGE and IPA BVI are British Virgin Islands international companies and not subject to United States income taxes.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Operations in the PRC
IPA China’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company’s sales, purchases and expenses transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

IPA art designers work with buyers from retail chains to choose prints and other art forms from catalogs of licensed work. We only purchase prints from companies with whom we have long-standing relationships, and we guarantee our customers there are no counterfeits and that all royalties have been paid.  The vendors from whom we purchase prints guarantee to us that all of the prints they are selling are not counterfeits and that all royalties have been paid to the artist of the prints.  We then pass this guarantee on to our customers.  Since the time IPA was formed in 2003, we have not received any legal claims challenging any of the prints we have sold.

Employment Agreements
On October 21, 2008, VGE entered into two-year employment agreements with each of Carl Kukkonen, Sung Hsien Chang, Stephen Muzi and Maclean Wang.  Dr. Kukkonen would serve as Chief Executive Officer, Mr. Chang as President, Mr. Muzi as Chief Financial Officer, Treasurer and Secretary and Mr. Wang as Managing Director of Grass Development.  Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum, Mr. Muzi would receive $180,000 per annum and Mr. Wang would receive $84,000 per annum.  Each of them would be entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 15 days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment.  Mr. Chang and Mr. Wang’s employment agreements also have a feature that granted each of them an option to purchase the number shares of its common stock equal to four percent (4%) of VGE’s total outstanding shares as of the Second Closing.  These employment agreements terminated on February 15, 2010 as the Company failed to achieve the Second Closing of IPA BVI and IPA China as discussed in Note 9.  The Company expects to negotiate and enter into new employments with Dr. Carl Kukkonen, Mr. Sung Hsien Chang, and Mr. Stephen Muzi during the second quarter of 2010.

Litigation
The Company is not party to any legal proceedings at the present time.

NOTE 8 — FINANCIAL ACCOUNTING DEVELOPMENTS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. This FSP requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50.  This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures were adopted by the Company beginning with the quarter ending June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS No. 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on November 9, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,”  codified as FASB ASC Topic 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS No. 166 will have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS No. 167 will have an impact on its financial condition, results of operations or cash flows.

NOTE 9— ACQUISITION OF IPA BVI AND IPA CHINA

On October 21, 2008, VIASPACE and VGE entered into a Securities Purchase Agreement (the "Purchase Agreement") with Sung Hsien Chang ("Chang"), and China Gate Technology Co., Ltd., a Brunei Darussalam company ("Licensor"). Under the Purchase Agreement, we agreed to acquire 100% of Inter-Pacific Arts Corp., a BVI international business company ("IPA BVI"), and the entire equity interest of Guangzhou Inter-Pacific Arts Corp., a Chinese wholly owned foreign enterprise registered in Guangdong province ("IPA China") from Chang, the sole shareholder of IPA BVI and IPA China. In exchange, VIASPACE agreed to pay $16 million in a combination of cash, and newly-issued shares of VIASPACE and our ordinary shares.  In addition, VIASPACE issued shares of its common stock to Licensor and in exchange Licensor sub licensed certain fast growing grass technology to IPA China.

The transactions under the Purchase Agreement ("Acquisition") were to involve two phases.  At the first closing on October 21, 2008, we issued 3,500,000 newly-issued shares to Chang and his designees.  VIASPACE issued 215,384,615 shares of its common stock to Chang and 30,576,007 shares of common stock to Licensor.  Chang delivered 70% of the outstanding common stock of IPA BVI to us.  At that point, we controlled 70% of IPA BVI.  Accordingly, we consolidated their results, assets and liabilities in our financial statements.  In addition, we executed employment agreements with certain persons, including Sung Hsien Chang; Carl Kukkonen, VIASPACE’s Chief Executive Officer; Stephen Muzi, VIASPACE’s Chief Financial Officer; and Maclean Wang, the sole shareholder of the Licensor.  Our shareholders also entered into an agreement with Chang regarding the rights as our shareholders ("Shareholders Agreement") to elect directors.  IPA China became a wholly-owned subsidiary of IPA BVI (and indirectly, our subsidiary) subsequent to the First Closing on June 9, 2009.

The conditions to VIASPACE’s and our obligations to consummate the second closing included: (1) representations and warranties of Chang and Licensor remained true at closing; (2) Chang complied with the material covenants under the agreement; (3) the issuance of the securities to Chang and Licensor were exempt from registration, including under  Regulation D for which the issuance of the first closing shares relied upon; (4) Chang executed certain compliance certificates; (5) customary permits, consents and waivers were obtained; (6) books and records were delivered to VIASPACE; (7) an officer’s certificate regarding each target’s charter documents were delivered; (8) due diligence had been satisfactorily completed; and (9) Chang shall have transferred his entire equity interest in IPA China to IPA BVI.

The conditions to Chang’s and Licensor’s obligation to consummate the second closing included: (1) representations and warranties of VIASPACE and us remained true at closing; (2) VIASPACE and we complied with the material covenants under the agreement; (3) books and records of VIASPACE were delivered or made available to Chang and his counsel; (4) any necessary third party consents shall have been obtained; and (5) VIASPACE shall be prepared to deliver $4.8 million plus interest in cash to Chang.  To our knowledge, all of these criteria, other than the cash payment were met. Even if the Second Closing did not occur, the remaining 30% of IPA BVI was to be transferred by Chang to VGE prior to the Second Closing deadline.

In addition, the Licensor and Chang, the seller of IPA China and IPA BVI, each represented that at least 100 hectares of arable land in Guangdong province in China will be available for grass farming by IPA China within 12 months after the First Closing Date.  IPA China secured 45 hectares of arable land in the first quarter of 2009 and leased an additional 55 hectares in the third quarter of 2009.  The requirement was met.

On August 21, 2009, the parties entered into a second Amendment to the Purchase Agreement whereby VIASPACE irrevocably assigned to Chang and Licensor the VIASPACE shares issued to Chang and Licensor in the First Closing of the Purchase Agreement.  Licensor agreed to limit sales of VIASPACE common shares issued at the First Closing to 8,800,000 shares in any 90-day period.

As required by the Purchase Agreement, VGE filed a Form S-1 Registration Statement with the SEC on June 3, 2009 covering the resale of a portion of VGE common stock issued pursuant to the Purchase Agreement as permitted by SEC regulations.  The SEC declared the VGE Form S-1 Registration Statement effective on December 31, 2009.  On January 14, 2010, VGE received approval from the Financial Industry Regulatory Authority (“FINRA”) that its shares of common stock are approved for listing on the OTC Bulletin Board under the ticker symbol VGREF.OB. This satisfied the requirement in the Purchase Agreement that VGE stock be listed on a Trading Market.

Following various additional amendments to the Purchase Agreement, the deadline for the Second Closing in which the remaining minority interest of 30% of IPA BVI equity holdings would be transferred to us was February 15, 2010 ("Second Closing").  At the Second Closing deadline, VIASPACE was to pay $4.8 million ("Cash Consideration") plus Interest (as determined below) since the First Closing, in cash to Chang. Interest on the Cash Consideration shall accrue at 6% for the first six months after the First Closing, and then 18% until June 10, 2009, and then at an annual rate of 6%  thereafter. As of March 24, 2010, the entire amount of Cash Consideration due from VIASPACE to Chang was $5.291 million.   We have control of the assets of IPA BVI through our majority ownership position and there is no restriction on the Company’s ability to transfer or capitalize on such assets at any time, including prior to the cash payment due Chang from VIASPACE.

The Second Closing did not occur on the February 15, 2010 deadline.  However, Chang, VIASPACE and the Company agreed to continue negotiating an alternative closing and purchase of IPA and those negotiations are continuing as of the filing date of this Form 10-K.

The value paid by VIASPACE and VGE for the acquisition was $15,832,000 composed of:  fair market value of VIASPACE stock issued for assets acquired - $4,589,000; VIASPACE loan to Mr. Sung Hsien Chang - $4,800,000; and VIASPACE minority interest in VGE - $6,443,000.  The net assets acquired totaled $3,003,000.  The excess of value paid for the acquisition in excess of net assets acquired was assigned to:  grass license - $507,000 and goodwill - $12,322,000 which are recorded on the balance sheet of VIASPACE.

The acquisition of IPA BVI and IPA China occurred on October 21, 2008.  The following table reflects the Company’s consolidated unaudited results of operations as if the acquisition occurred on January 1, 2008.

2008
Revenues – as reported	$866,000
Revenues – pro forma	$6,624,000
Net Income – as reported	$91,000
Net Income – pro forma	$939,000
Earnings per share - basic and diluted – as reported	$0.01
Earnings per share - basic and diluted – pro forma	$0.11