Form 10-Q
period 2010-03-31
VIASPACE Green Energy Inc.
filed 2010-05-14
CIK 1465062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

[_]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 333-159717

VIASPACE GREEN ENERGY INC.
(Exact name of small business issuer as specified in its charter)

British Virgin Islands	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2102 Business Center Drive, Suite 130, Irvine, CA  92612
(Address of principal executive offices)

(626) 768-3360
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [_] NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer [_]

Non-accelerated filer	[_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [_]  NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,600,000 shares of $0.001 par value common stock issued and outstanding as of May 10, 2010.

VIASPACE GREEN ENERGY INC.

INDEX
QUARTER ENDED MARCH 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE GREEN ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$432,000	$984,000
Accounts receivable, net of allowance for doubtful accounts of $18,000 in 2009	270,000	188,000
Inventory	397,000	455,000
Prepaid expenses	24,000	36,000
Related party receivables	2,232,000	1,911,000
Other current assets	49,000	4,000
TOTAL CURRENT ASSETS	3,404,000	3,578,000

FIXED ASSETS, net of accumulated depreciation	1,024,000	927,000

OTHER ASSETS:
Land Use Right, net of accumulated amortization	580,000	586,000
License to Grass, net of accumulated amortization	472,000	478,000
Goodwill	12,322,000	12,322,000
Other Assets	4,000	4,000
TOTAL OTHER ASSETS	13,378,000	13,390,000

TOTAL ASSETS	$17,806,000	$17,895,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$310,000	$344,000
Related party payable	56,000	84,000
Accrued expenses	95,000	113,000
TOTAL CURRENT LIABILITIES	461,000	541,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,600,000 issued and outstanding in 2010 and 2009	9,000	9,000
Additional paid in capital	17,368,000	17,374,000
Accumulated deficit	(32,000)	(29,000)
Total stockholders’ equity	17,345,000	17,354,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,806,000	$17,895,000

See accompanying notes to consolidated financial statements.

VIASPACE GREEN ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)

	(Unaudited) Three Months Ended March 31,
	2010		2009
REVENUES		$757,000	$591,000
COST OF REVENUES		532,000	335,000
GROSS PROFIT		225,000	256,000

OPERATING EXPENSES
Operations expenses		21,000	―
Selling, general and administrative expenses		330,000	404,000
Total operating expenses		351,000	404,000

LOSS FROM OPERATIONS		(126,000)	(148,000)

OTHER INCOME (EXPENSE)
Other expense		(1,000)	(5,000)
Other income		124,000	―
Total other income (expense)		123,000	(5,000)

LOSS BEFORE INCOME TAXES		(3,000)	(153,000)
Income taxes		―	―

NET LOSS		(3,000)	(153,000)

OTHER COMPREHENSIVE INCOME
Foreign currency translation income		―	―

COMPREHENSIVE LOSS		$(3,000)	$(153,000)

NET LOSS PER SHARE OF COMMON STOCK - Basic and diluted	$	*	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic and diluted		8,600,000	8,600,000

* Less than $0.01 per share

See accompanying notes to consolidated financial statements.

VIASPACE GREEN ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2010		2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(3,000)		$(153,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		33,000		23,000
Gain on disposal of fixed assets		(15,000)		―
(Increase) decrease in:
Accounts receivable		(82,000)		(104,000)
Inventory		58,000		(52,000)
Related party receivable		(321,000)		(292,000)
Prepaid expenses		12,000		(56,000)
Other current assets		(45,000)		134,000
Increase (decrease) in:
Accounts payable		(34,000)		(277,000)
Related party payable		(28,000)		(72,000)
Accrued expenses		(18,000)		24,000
Net cash used in operating activities		(443,000)		(825,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of fixed assets		(122,000)		―
Additions of land use rights		(4,000)		(25,000)
Proceeds from disposal of vehicle		17,000		―
Net cash used in investing activities		(109,000)		(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES		―		―

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS		―		(1,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS		(552,000)		(851,000)
CASH AND CASH EQUIVALENTS, Beginning of period		984,000		2,516,000
CASH AND CASH EQUIVALENTS, End of period		$432,000		$1,665,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$	―		$(2,000)
Income taxes	$	―	$	―

See accompanying notes to consolidated financial statements.

VIASPACE GREEN ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (Unaudited) and December 31, 2009

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

Basis of Presentation - The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-Q.  Accordingly, the unaudited financial statements do not include all of the information and footnotes required by US GAAP.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2009.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements.  All significant intercompany accounts and transactions have been eliminated on consolidation.  Certain reclassifications were made to the March 31, 2009 consolidated financial statements, to conform to the March 31, 2010 consolidated financial statement presentation.

Company History – Prior to October 21, 2008, VGE was 100% owned by VIASPACE Inc. (“VIASPACE” or “Parent Company”) and did not have any active operations.   On October 21, 2008, the majority shareholder of IPA BVI and IPA China, Sung Hsien Chang (“Chang”), entered into a Securities Purchase Agreement (the "Purchase Agreement") with VGE, VIASPACE and China Gate Technology Co., Ltd., a Brunei Darussalam company ("Licensor").  Under the Purchase Agreement, VGE acquired 100% of IPA BVI and the entire equity interest of IPA China from Chang.  In exchange, VIASPACE agreed to pay approximately $16 million in a combination of cash, and newly-issued shares of VIASPACE and VGE stock.  In addition, VIASPACE issued shares of its common stock to Licensor for Licensor’s sublicense of certain fast growing grass technology to IPA China.  As of March 31, 2010 and December 31, 2009, VIASPACE owns 59.3% of the outstanding common shares of VGE.

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

Concentration of Credit Risk - The Company’s financial instruments that are exposed to credit risk consist primarily of cash equivalents, accounts receivable and related party receivable. The Company maintains all of its cash accounts with high credit quality institutions. Such balances with any one institution may exceed FDIC insured limits.

Accounts Receivable Allowance for Doubtful Accounts - The allowance for doubtful accounts relates to specifically identified receivables that are evaluated individually for collectability.  We determine a receivable is uncollectible when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms of the receivable agreement, without regard to any subsequent restructurings. Factors considered in assessing collectability include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy.  For 2009 and 2008, artwork sales to one customer, Hobby Lobby Stores, comprised 92% and 85%, respectively, of our total revenues.

Inventory – Inventory is stated at the lower of cost or market.  Cost is determined using the average cost method.  Market is determined using net realizable value.  The Company writes down its inventory for estimated obsolescence, excess quantities and other factors in evaluating net realizable value.  Inventory only consists of raw material at March 31, 2010 and December 31, 2009.  The following is a summary of inventory by business line at March 31, 2010 (unaudited):

	Raw Materials	Finished Goods		Total
Framed-Artwork	$321,000	$	―	$321,000
Grass	76,000		―	76,000
Total	$397,000	$	―	$397,000

The following is a summary of inventory at December 31, 2009:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$399,000	$	―	$399,000
Grass	56,000		―	56,000
Total	$455,000	$	―	$455,000

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

Building	20 to 30 years
Machinery and equipment	10 years
Office equipment	5 years
Vehicles	5 years
Computers	3 years

Land Use Right – All land in the PRC is government owned and cannot be sold to any individual or company.  IPA China acquired land use rights for the land occupied by its manufacturing facility in 2005.  VGE acquired land use rights in 2009 on land of approximately 100 hectares, or 250 acres in Guangdong province of the PRC to grow GKG.

License – IPA China has a license to grow and sell a new fast-growing hybrid grass known as GKG used for production of biofuels and as feed for livestock.  IPA China sublicensed this right from China Gate Technology Co., Ltd. (Licensor) who obtained the original license from the inventor.  IPA China did not directly pay for the license.  VIASPACE issued shares of its common stock to Licensor upon the acquisition of IPA China by VIASPACE and VGE on October 21, 2008 to pay for the license.

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

The statutory corporate income tax rate for foreign enterprises in the PRC was 25% for 2009 and 2010.  IPA China is subject to local income tax rate of 3% for 2009 and 2010.  VGE and IPA BVI are British Virgin Islands international companies and not subject to United States income taxes.

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

Foreign Currency Translation and Comprehensive Income (Loss) – IPA China’s functional currency is the Renminbi (“RMB”).  For financial reporting purposes, RMB were translated into United States dollars ("USD") as the reporting currency.   Assets and liabilities are translated at the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.   Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income".  Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.  The sales of IPA BVI are in USD.

Segment Reporting and Geographic Information – SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (codified in FASB ASC Topic 280) requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  At March 31, 2010, the Company's operations are conducted in two industry segments, the Consumer Products segment which specializes in manufacturing and selling high-quality, copyrighted, framed artwork to retail stores and the Grass segment, through its growing, harvesting and selling of its GKG as a livestock feed as well as a feedstock for biofuel production.  From a geographic standpoint, all of the Company’s revenues for 2010 are to customers in the United States.  All of the Company’s revenues for 2010 are in the Consumer Products segment.  All identifiable assets at March 31, 2010 are in the Asia/Pacific region and are related to the Consumer Products segment, with the exception of inventory, which is broken down by segment above.

NOTE 2 — FIXED ASSETS

Fixed assets are comprised of the following at March 31, 2010 and December 31, 2009:

	(Unaudited) 2010	2009
Building	$745,000	$705,000
Machinery and equipment	397,000	356,000
Office equipment	74,000	73,000
Vehicles	165,000	167,000
Total property and equipment	1,381,000	1,301,000
Less: Accumulated depreciation	357,000	374,000
Fixed assets, net	$1,024,000	$927,000

Depreciation expense was $23,000 (unaudited) and $18,000 (unaudited) for the three months ended March 31, 2010 and 2009, respectively.

NOTE 3 — LAND USE RIGHT

Land use right is composed of the following at March 31, 2010 and December 31, 2009:

	(Unaudited) 2010	2009
Land use right	$710,000	$707,000
Less: Accumulated amortization	130,000	121,000
Land use right, net	$580,000	$586,000

Amortization expense was $9,000 (unaudited) and $5,000 (unaudited) for the three months ended March 31, 2010 and 2009, respectively.  The amortization for the next five years will be:  2011 - $38,000; 2012 - $37,000; 2013 - $30,000; 2014 - $30,000; and 2015 - $30,000.

NOTE 4 — INTANGIBLE ASSETS

License to Grass

As more fully explained in Note 9, VIASPACE and VGE acquired IPA China and IPA BVI on October 21, 2008.  IPA China has a worldwide license to cultivate and sell a fast-growing high yield hybrid grass called GKG that has the potential to be used in the production of nonfood biofuels and, in the more immediate term, animal feedstock for dairy cows, pigs, sheep, goats, fish and other animals.  VIASPACE issued 30,576,007 shares to the Licensor of the GKG valued at $507,000 on the date of acquisition.  The grass license is being amortized over an estimated useful life of 20 years.

Amortization expense was $4,000 (unaudited) for the three months ended March 31, 2010 and the three months ended March 31, 2009.  The amortization expense for the next five years will be $16,000 in each year.
License to Grass is composed of the following at March 31, 2010 and December 31, 2009:

	(Unaudited) 2010	2009
License to Grass	$507,000	$507,000
Less: Accumulated amortization	35,000	29,000
License to Grass, net	$472,000	$478,000

Goodwill

As more fully explained in Note 9, VIASPACE and VGE acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition.

NOTE 5 — RELATED PARTIES

Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Included in the Company’s consolidated balance sheet at March 31, 2010 and December 31, 2009 are Related Party Receivables and Payables.  The Related Party Receivables and Payables are detailed below.  Sung Hsien Chang is President of VGE and CEO of IPA China and IPA BVI.  JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately.  IPA China recorded revenues of $158,000 from JJ for the three months ended March 31, 2010.

The following table represents a summary of Related Party Receivables at March 31, 2010 and December 31, 2009:

	(Unaudited) 2010	2009
Due from Sung Hsien Chang	$805,000	$759,000
Due from JJ International	1,336,000	1,134,000
Due from employee of IPA China	91,000	18,000
Total	$2,232,000	$1,911,000

The following table represents a summary of Related Party Payables at March 31, 2010 and December 31, 2009:

	(Unaudited) 2010	2009
Due to employee of IPA China	$17,000	$20,000
Due to JJ International	29,000	29,000
Due to Parent Company	10,000	35,000
Total	$56,000	$84,000

NOTE 6 — INCOME TAXES

IPA China is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% in 2009 and 2010 on income reported in the statutory financial statements after appropriated tax adjustments.  VGE and IPA BVI are British Virgin Islands international companies and not subject to United States income taxes.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Leases

The Company is not currently in any long term office lease.  Lease on land in the PRC is discussed in Note 1 and Note 3.  Amortization expense related to land leases in the PRC was $9,000 (unaudited) and $5,000 (unaudited) for the three months ended March 31, 2010 and 2009, respectively.

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

Employment Agreements

On October 21, 2008, VGE entered into two-year employment agreements with each of Carl Kukkonen, Sung Hsien Chang, Stephen Muzi and Maclean Wang.  Dr. Kukkonen would serve as Chief Executive Officer, Mr. Chang as President, Mr. Muzi as Chief Financial Officer, Treasurer and Secretary and Mr. Wang as Managing Director of Grass Development.  These employment agreements terminated on February 15, 2010 as the Company failed to achieve the Second Closing of IPA BVI and IPA China as discussed in Note 9.  The Company expects to negotiate and enter into new employments with Kukkonen, Chang, and Muzi during the second quarter of 2010.

Litigation

The Company is not party to any legal proceedings at the present time.

NOTE 8 — FINANCIAL ACCOUNTING DEVELOPMENTS

On February 25, 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition.   All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

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

The conditions to VIASPACE’s and VGE’s obligations to consummate the second closing included: (1) representations and warranties of Chang and Licensor remained true at closing; (2) Chang complied with the material covenants under the agreement; (3) the issuance of the securities to Chang and Licensor were exempt from registration, including under  Regulation D for which the issuance of the first closing shares relied upon; (4) Chang executed certain compliance certificates; (5) customary permits, consents and waivers were obtained; (6) books and records were delivered to VIASPACE; (7) an officer’s certificate regarding each target’s charter documents were delivered; (8) due diligence had been satisfactorily completed; and (9) Chang shall have transferred his entire equity interest in IPA China to IPA BVI.

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

Following various additional amendments to the Purchase Agreement, the deadline for the Second Closing in which the remaining minority interest of 30% of IPA BVI equity holdings would be transferred to us was February 15, 2010.  At the Second Closing deadline, VIASPACE was to pay $4.8 million ("Cash Consideration") plus Interest (as determined below) since the First Closing, in cash to Chang. Interest on the Cash Consideration shall accrue at 6% for the first six months after the First Closing, and then 18% until June 10, 2009, and then at an annual rate of 6%  thereafter. As of March 31, 2010, the entire amount of Cash Consideration due from VIASPACE to Chang was $5.296 million.

The Second Closing did not occur on the February 15, 2010 deadline.  However, Chang, VIASPACE and VGE agreed to continue negotiating an alternative closing and purchase of IPA and those negotiations are continuing as of the filing date of this Form 10-Q.

The value paid by VIASPACE and VGE for the acquisition was $15,832,000 composed of:  fair market value of VIASPACE stock issued for assets acquired - $4,589,000; VIASPACE loan to Mr. Sung Hsien Chang - $4,800,000; and VIASPACE minority interest in VGE - $6,443,000.  The net assets acquired totaled $3,003,000.  The excess of value paid for the acquisition in excess of net assets acquired was assigned to:  grass license - $507,000 and goodwill - $12,322,000 which are recorded on the balance sheet of VIASPACE and VGE.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion contains certain statements that constitute “forward-looking statements”.   Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Our future results may differ materially from those currently anticipated depending on a variety of factors, including those described below under “Risks Related to Our Future Operations” and our filings with the Securities and Exchange Commission.  The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto that appear elsewhere in this Report and in conjunction with our 2009 annual report on Form 10-K.

VIASPACE Green Energy Inc. Overview

VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) company (“we”, “us”, “VGE” or the “Company”) is the parent company of Inter Pacific Arts Corporation, a BVI international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a Peoples Republic of China (“PRC”) company (“IPA China”).  IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China.  IPA BVI owns all equity interests of IPA China.  IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in U.S. retail chain stores. IPA China also has a sublicense to a fast-growing, high yield, low carbon, nonfood energy crop called Giant King Grass (“GKG”) which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation.  Cellulosic ethanol and other liquid biofuels, collectively called Grassoline, do not use corn or other food sources as feedstock.  GKG can also be used as animal feed. GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that the process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of  GKG and fertilizer, so that the overall process has some carbon dioxide emissions, but much lower than burning coal or other fossil fuels directly.   GKG has been independently tested by customers and been shown to have excellent energy content and very high bio methane production.  We do not build the power plant or biofuel plant; rather we grow GKG that is needed as the fuel or feedstock.  We grow GKG on 250 acres of leased land in China to serve as a nursery for expansion, a demonstration plot for potential partners and customers, to provide samples for potential customers, and as a grass source for our own products.   VGE is based in California with business activities in China.

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

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period.  On an ongoing basis, the Company evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions.  The following accounting policies require significant management judgments and estimates:

In accordance with SAB No. 104, IPA BVI and IPA China recognize product revenue provided: (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured.  Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments.  Our standard shipping terms are free on board shipping point.  Some of the Company’s products are sold in the PRC and are subject to Chinese value-added tax.  This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.  Revenue is recorded net of VAT taxes.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to March 31, 2009

Revenues

Revenues were $757,000 and $591,000 for 2010 and 2009, respectively, an increase of $166,000 or 28%.  All revenues recorded during 2010 and 2009 are from the Company’s framed artwork segment.

Cost of Revenues

Cost of revenues were $532,000 and $335,000 for 2010 and 2009, respectively, an increase of $197,000, or 59%.   IPA BVI and IPA China recorded higher cost of revenues over the same period in 2009, due to higher revenues recorded during 2010 and higher manufacturing costs.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues from 2009 to 2010 was a decrease in gross profit from $256,000 in 2009 to $225,000 in 2010, a decrease of $31,000 or 12%.

Operations Expenses

Operations expenses were $21,000 and zero for 2010 and 2009.  The increase is primarily due to operations expenses incurred by VGE in the production of its GKG in China.  In 2010, this includes operating costs for salaries, equipment, maintenance, utilities and fuel costs.  The Company expects operations expenses for VGE to increase in the future as more expenditures are incurred to grow, harvest and produce GKG.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $330,000 and $404,000 for 2010 and 2009, respectively, a decrease of $74,000 or 18%.

Framed Artwork Segment
Of the total amounts, the framed artwork segment had selling, general and administrative expenses of $145,000 and $228,000 for 2010 and 2009, respectively, a decrease of $83,000 primarily due to lower commissions on framed artwork sales.

Grass Segment
Of the total amounts, the grass segment related to growing GKG in the PRC had selling, general and administrative expenses of $206,000 and $176,000 for 2010 and 2009, respectively, an increase of $30,000.  Included in the costs of $206,000 were professional accounting fees of $95,000, payroll and benefits of $74,000, legal expenses of $6,000, consulting fees of $8,000, travel expenses of $17,000 and other expenses of $6,000.

Income (Loss) from Operations

The resulting effect on these changes in gross profit, selling, general and administrative expenses was a decrease in loss from operations of $22,000 from 2009 to 2010.

Framed Artwork Segment
Of the total amounts, the framed artwork segment had increased income from operations of $33,000 from 2009 to 2010.

Grass Segment
Of the total amounts, the grass segment had an increased loss from operations of $51,000 in 2010 as compared with 2009.

Other Income (Expense), Net

Other Income

Other income increased $124,000 from 2009 to 2010 primarily due to interest income being recorded on the amounts owed to the Company by Sung Hsien Chang and JJ International.

Liquidity and Capital Resources

The Company’s net loss was $3,000.   Non-cash expenses totaled $33,000 for the three months ended March 31, 2010 composed primarily of depreciation expense.  Related party receivables and payables, net, used $349,000 of cash for the three months ended March 31, 2010.  General working capital used $124,000 in 2010.  Net cash used in operating activities was $443,000 for the three months ended March 31, 2010.

Net cash used in investing activities was $109,000 for 2010.  This relates primarily to capital expenditures of $122,000 incurred by VGE in building a new storage facility and purchasing equipment for its GKG business.  The Company also received proceeds of $17,000 from the disposal of a vehicle.  In addition, VGE incurred $4,000 in costs associated with entering into a new land lease in the PRC to grow GKG.

The Company expects cash on hand as of March 31, 2010 and future operating cash flow to fund operations for a minimum of the next twelve months, and as such, the Company has no immediate need for additional outside financing.  However, if revenue forecasts are not met or if future operating expenses or capital requirements increase beyond our control, the Company may need to seek additional cash resources through the sale of equity securities or debt securities.

Contractual Obligations

The Company does not have any other major outstanding contractual obligations.

Inflation and Seasonality

We have not experienced material inflation during the past five years.  Seasonality has historically not had a material effect on our operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of March 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash and cash equivalents.  We invest excess cash and cash equivalents in high-quality money market funds that invest in federal agency notes and United States treasury notes, which we believe are subject to limited credit risk.  We currently do not hedge interest rate exposure.  The effective duration of our portfolio is all current with no investment of a long-term duration.  Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.

Most of our transactions are conducted in United States dollars, although we do have some research and development, and sales and marketing agreements with consultants outside the United States.  The majority of these transactions are conducted in United States dollars.  If the exchange rate changed by ten percent, we do not believe that it would have a material impact on our results of operations or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls and procedures.  Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

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

Changes in internal controls over financial reporting.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after December 31, 2010.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company does not have any legal proceedings as of March 31, 2010.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as of the filing date of this Quarterly Report other than set forth below:

Our revenues to date have been to a few customers, the loss of which could result in a severe decline in revenues.

The Company had one customer who made up 65% of the consolidated revenues of the Company for the three months ended March 31, 2010.  We believe that this trend of revenues to a few customers will continue in the near future.  A loss of any customer by the Company could significantly reduce recognized revenues.

Any future sale of a substantial number of shares of our common stock could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital.

Any sale of a substantial number of shares of our common stock (or the prospect of sales) may depress the price of our common stock.  In particular, we anticipate that the issuance of newly-issued shares to Chang in connection with an alternate arrangement to enable us to hold interests in IPA BVI and IPA China may be very dilutive.  In addition, these sales could lower our value and make it more difficult for us to raise capital.  Further, the timing of the sale of the shares of our common stock may occur at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

The Company has 50,000,000 authorized shares of common stock, of which 8,600,000 were issued and outstanding as of March 31, 2010.  Of these issued and outstanding shares, 1,806,000 shares are currently beneficially owned by Mr. Sung Hsien Chang, our President and director.  Other executive officers and directors do not own any Company shares.  Of the shares owned by Mr. Chang, 1,444,800 shares are restricted under Rule 144 and could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  A total of 896,800 shares of the Company’s outstanding common stock are accounted for by our transfer agent as free trading shares at March 31, 2010.

We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock.  Sales of substantial amounts of our common stock (including shares currently held by management and principal shareholders), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

* Filed herewith.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE GREEN ENERGY INC. (Registrant)

Date: May 14, 2010	By:	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer

Date: May 14, 2010	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer