Form 10-Q
period 2010-09-30
VIASPACE Green Energy Inc.
filed 2010-11-15
CIK 1465062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _________________

Commission File Number 333-159717

VIASPACE GREEN ENERGY INC.
(Exact name of small business issuer as specified in its charter)

British Virgin Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2102 Business Center Drive, Suite 130, Irvine, CA  92612
(Address of principal executive offices)

(626) 768-3360
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,600,000 shares of $0.001 par value common stock issued and outstanding as of November 10, 2010.

VIASPACE GREEN ENERGY INC.

INDEX
QUARTER ENDED SEPTEMBER 30, 2010

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	3
	Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited) and Consolidated Statements of Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	4
	Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	5
	Notes to Consolidated Financial Statements September 30, 2010 (Unaudited) and December 31, 2009 (Audited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

Part II.	Other Information

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

Signatures		21

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VIASPACE GREEN ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$332,000	$984,000
Accounts receivable, net of allowance for doubtful accounts of zero in 2010 and $18,000 in 2009	150,000	188,000
Inventory	657,000	455,000
Prepaid expenses	25,000	36,000
Related party receivables	1,374,000	1,911,000
Other current assets	124,000	4,000
TOTAL CURRENT ASSETS	2,662,000	3,578,000

FIXED ASSETS, net	1,005,000	927,000

OTHER ASSETS:
Land Use Right, net	568,000	586,000
License to Grass, net	459,000	478,000
Goodwill	12,322,000	12,322,000
Other Assets	812,000	4,000
TOTAL OTHER ASSETS	14,161,000	13,390,000

TOTAL ASSETS	$17,828,000	$17,895,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$508,000	$344,000
Related party payable	56,000	84,000
Accrued expenses	121,000	113,000
TOTAL CURRENT LIABILITIES	685,000	541,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,600,000 issued and outstanding	9,000	9,000
Additional paid in capital	17,578,000	17,374,000
Accumulated comprehensive income	6,000	—
Accumulated deficit	(450,000)	(29,000)
Total stockholders’ equity	17,143,000	17,354,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,828,000	$17,895,000

See accompanying notes to consolidated financial statements.

VIASPACE GREEN ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)

	(Unaudited) Three Months Ended September 30			(Unaudited) Nine Months Ended September 30
	2010	2009		2010	2009
REVENUES	$855,000		$1,064,000	$2,232,000	$2,935,000
COST OF REVENUES	619,000		609,000	1,558,000	1,643,000
GROSS PROFIT	236,000		455,000	674,000	1,292,000

OPERATING EXPENSES
Operations	48,000		―	97,000	―
Selling, general and administrative expenses	395,000		425,000	1,146,000	1,392,000
Total operating expenses	443,000		425,000	1,243,000	1,392,000

INCOME (LOSS) FROM OPERATIONS	(207,000)		30,000	(569,000)	(100,000)

OTHER INCOME (EXPENSE)
Other expense	(1,000)		―	(2,000)	(5,000)
Other income	12,000		―	150,000	6,000
Total other income (expense)	11,000		―	148,000	1,000

INCOME (LOSS) BEFORE INCOME TAXES	(196,000)		30,000	(421,000)	(99,000)
Income taxes	―		2,000	―	―

NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS)	$(196,000)		$32,000	$(421,000)	$(99,000)

NET LOSS PER SHARE OF COMMON STOCK - Basic and diluted	$(0.02)	$	*	$(0.05)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic and diluted	8,600,000		8,600,000	8,600,000	8,600,000
_________ * Less than $0.01 per common share.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)	$(196,000)		$32,000	$(421,000)	$(99,000)

Other Comprehensive Income:
Foreign currency translation	6,000		―	6,000	―
Subtotal	6,000		―	6,000	―

COMPREHENSIVE INCOME (LOSS)	$(190,000)		$32,000	$(415,000)	$(99,000)
 _________
 *     Less than $0.01 per common share.

See accompanying notes to consolidated financial statements.

VIASPACE GREEN ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30
	2010		2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(421,000)		$(99,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		90,000		73,000
Stock option expense		223,000		―
Gain on disposal of fixed assets		(15,000)		―
(Increase) decrease in:
Accounts receivable		38,000		(243,000)
Inventory		(199,000)		35,000
Related party receivables		(272,000)		(341,000)
Prepaid expenses		11,000		(15,000)
Other current assets		(118,000)		132,000
Increase (decrease) in:
Accounts payable		156,000		(164,000)
Related party payable		(28,000)		―
Accrued expenses		10,000		96,000
Net cash used in operating activities		(525,000)		(526,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of fixed assets		(131,000)		(77,000)
Additions of land use rights		(13,000)		(64,000)
Proceeds from disposal of vehicle		17,000		―
Net cash used in investing activities		(127,000)		(141,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction in related party loans		―		(800,000)
Net cash used in financing activities		―		(800,000)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS		―		―

NET DECREASE IN CASH AND CASH EQUIVALENTS		(652,000)		(1,467,000)
CASH AND CASH EQUIVALENTS, Beginning of period		984,000		2,516,000
CASH AND CASH EQUIVALENTS, End of period		$332,000		$1,049,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$	―		$(5,000)
Income taxes	$	―	$	―

See accompanying notes to consolidated financial statements.

VIASPACE GREEN ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (Unaudited) and December 31, 2009 (Audited)

Note 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business– VIASPACE Green Energy Inc. (“VGE”), a British Virgin Islands (“BVI”) international company and its subsidiaries,  Inter-Pacific Arts Corp. (“IPA BVI”) and Guangzhou Inter-Pacific Arts Corp. (“IPA China”) (collectively, “the Company”, “we” or “us” ) specialize in manufacturing and selling high quality, copyrighted, framed artwork to retail stores.  The Company manufactures its artwork in the People’s Republic of China (the “PRC”) and sells its products within the PRC and worldwide.  The Company also has a worldwide sublicense to cultivate and sell Giant King Grass (GKG”) – a natural hybrid, non-genetically modified, extremely fast-growing, perennial grass suitable for livestock feed as well as a feedstock for biofuel production.  GKG has the potential to be used in the production of nonfood crop based biofuels such as cellulosic ethanol, methanol and green gasoline; burned directly in power plants as a clean substitute for coal, and in the more immediate term, as animal feed for dairy cows, pigs, sheep, goats, fish and other animals.  VGE was formed on July 1, 2008 and was inactive from July 1, 2008 through October 20, 2008.  IPA BVI is a BVI international company formed in 2003 and IPA China is a Chinese wholly owned foreign enterprise formed in 2003 and registered in Guangdong province of the PRC.

Basis of Presentation – The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-Q.  Accordingly, the unaudited financial statements do not include all of the information and footnotes required by US GAAP.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2009.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements.  All significant intercompany accounts and transactions have been eliminated on consolidation.  Certain reclassifications were made to the September 30, 2009 consolidated financial statements, to conform to the September 30, 2010 consolidated financial statement presentation.

Company History – Prior to October 21, 2008, VGE was 100% owned by VIASPACE Inc. (“VIASPACE” or “Parent Company”) and had no active operations.   On October 21, 2008, the majority shareholder of IPA BVI and IPA China, Sung Hsien Chang (“Chang”), entered into a Securities Purchase Agreement (the "Purchase Agreement") with VGE, VIASPACE and China Gate Technology Co., Ltd., a Brunei Darussalam company ("Licensor").  Under the Purchase Agreement, VGE acquired 100% of IPA BVI and the entire equity interest of IPA China from Chang.  In exchange, VIASPACE agreed to pay approximately $16 million in cash and newly-issued shares of VIASPACE and VGE stock.  In addition, VIASPACE issued shares of its common stock to Licensor for Licensor’s sublicense of certain grass technology to IPA China.  As of September 30, 2010 and December 31, 2009, VIASPACE owns 75.7% and 59.3%, respectively, of the outstanding common shares of VGE.

Principles of Consolidation – VGE has a controlling interest in IPA BVI and IPA China and accounts for these subsidiaries by consolidation.  Under this method, an affiliated company’s results of operations are reflected within the Company’s consolidated statement of operations. Transactions between consolidated affiliated companies are eliminated in consolidation. The Company adopted “Business Combinations”, codified in FASB ASC Topic 805, which requires use of the purchase method for all business combinations.

Fiscal Year End – The Company’s fiscal year ends December 31.

Use of Estimates in the Preparation of the Financial Statements – The preparation of financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Concentration of Credit Risk – The Company’s financial instruments that are exposed to credit risk consist primarily of cash equivalents, accounts receivable and related party receivable. The Company maintains all of its cash accounts with high credit quality institutions. Such balances with any one institution may exceed FDIC insured limits.

Accounts Receivable Allowance for Doubtful Accounts – The allowance for doubtful accounts relates to specifically identified receivables that are evaluated individually for collectability.  We determine a receivable is uncollectible when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms of the receivable agreement, without regard to any subsequent restructurings. Factors considered in assessing collectability include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy.  For the three months ended September 30, 2010 and 2009, the Company had one customer which made up 61% and 66%, respectively, of our total revenues.  For the nine months ended September 30, 2010 and 2009, the Company had one customer which made up 67% and 63%, respectively, of our total revenues.

Inventory – Inventory is stated at the lower of cost or market.  Cost is determined using the average cost method.  Market is determined using net realizable value.  The Company writes down its inventory for estimated obsolescence, excess quantities and other factors in evaluating net realizable value.

The following is a summary of inventory at September 30, 2010:

Raw Materials
Framed-Artwork	$547,000
Grass	110,000
Total	$657,000

The following is a summary of inventory at December 31, 2009:

Raw Materials
Framed-Artwork	$399,000
Grass	56,000
Total	$455,000

Property and Equipment – Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets and estimated lives as follows:

Building	20 to 30 years
Machinery and equipment	10 years
Office equipment	5 years
Vehicles	5 years
Computers	3 years

Land Use Right – All land in the PRC is government owned and cannot be sold to any individual or company.  IPA China acquired land use rights for the land occupied by its manufacturing facility in 2005.  VGE acquired land use rights in 2010 on approximately 13 hectares, or 33 acres in Guangdong province of the PRC to grow GKG.  As of September 30, 2010, VGE has cumulative land use rights of approximately 113 hectares, or 280 acres in Guangdong province of the PRC.

License – IPA China has a license to grow and sell a new hybrid grass known as GKG used for production of biofuels and as feed for livestock.  IPA China sublicensed this right from China Gate Technology Co., Ltd. (Licensor) which obtained the original license from the inventor.  IPA China did not directly pay for the license.  VIASPACE issued shares of its common stock to Licensor upon the acquisition of IPA China by VIASPACE and VGE on October 21, 2008 to pay for the license.

Fair Value of Financial Instruments – The recorded value of accounts receivables, related party receivables, related party payables, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded values of long-term debt and liabilities approximate fair value.

Income Taxes – The Company utilizes “Accounting for Income Taxes,” codified in FASB ASC Topic 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Segment Reporting and Geographic Information – "Disclosures about Segments of an Enterprise and Related Information", codified in FASB ASC Topic 280, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  At September 30, 2010, the Company's operations are conducted in two industry segments, Consumer Products which specializes in manufacturing and selling high-quality, copyrighted, framed artwork to retail stores and Grass, through its growing, harvesting and selling of its GKG as a livestock feed as well as a feedstock for biofuel production.  All of the Company’s revenues for 2010 are to customers in the United States.  All of the Company’s revenues for 2010 are in the Consumer Products segment.  All identifiable assets at September 30, 2010 are in the Asia/Pacific region and are related to the Consumer Products segment, with the exception of inventory, which is broken down by segment above.

NOTE 2 – FIXED ASSETS

Fixed assets are comprised of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Building	$764,000	$705,000
Machinery and equipment	411,000	356,000
Office equipment	75,000	73,000
Vehicles	168,000	167,000
Total property and equipment	1,418,000	1,301,000
Less: Accumulated depreciation	413,000	374,000
Fixed assets, net	$1,005,000	$927,000

Depreciation was $21,000 and $13,000 for the three months ended September 30, 2010 and 2009, respectively.  Depreciation was $60,000 and $38,000 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 3 – LAND USE RIGHT

Land use right is composed of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Land use right	$720,000	$707,000
Less: Accumulated amortization	152,000	121,000
Land use right, net	$568,000	$586,000

Amortization was $11,000 and $8,000 for the three months ended September 30, 2010 and 2009, respectively.  Amortization was $31,000 and $21,000 for the nine months ended September 30, 2010 and 2009, respectively.  The amortization for the next five years will be:  2011 - $41,000; 2012 - $36,000; 2013 - $31,000; 2014 - $30,000; and 2015 - $30,000.

NOTE 4 – INTANGIBLE ASSETS

License to Grass

As more fully explained in Note 10, VGE acquired IPA China and IPA BVI on October 21, 2008.  IPA China has a worldwide license to cultivate and sell a hybrid grass called GKG that has the potential to be used in the production of nonfood biofuels and, in the more immediate term, animal feedstock for dairy cows, pigs, sheep, goats, fish and other animals.  VGE’s parent company, VIASPACE, issued 30,576,007 shares to the Licensor of the GKG valued at $507,000 on the date of acquisition.  The grass license is amortized over an estimated useful life of 20 years.

Amortization was $7,000 for the three months ended September 30, 2010 and 2009.  Amortization was $20,000 for the nine months ended September 30, 2010 and 2009.  The amortization expense for the next five years will be $26,000 in each year.

License to Grass is composed of the following at September 30, 2010 and December 31, 2009:

	2010	2009
License to Grass	$507,000	$507,000
Less: Accumulated amortization	48,000	29,000
License to Grass, net	$459,000	$478,000

Goodwill

As more fully explained in Note 10, VGE acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition.

NOTE 5 – RELATED PARTIES

Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Related Party Receivables

Included in the Company’s consolidated balance sheets at September 30, 2010 and December 31, 2009 are Related Party Receivables and Payables.  The Related Party Receivables and Payables are detailed below.  Sung Hsien Chang is a Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI.  JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately.  JJ also acts as a distributor of product for VGE.  IPA China recorded revenues of $147,000 and $292,000 from JJ for the three and nine months ended September 30, 2010, respectively.

The following table is a summary of Related Party Receivables at September 30, 2010 and December 31, 2009:

	2010	2009
Due from Sung Hsien Chang	$—	$759,000
Due from JJ International	1,351,000	1,134,000
Due from employee of IPA China	23,000	18,000
Total	$1,374,000	$1,911,000

On April 14, 2010, Sung Hsien Chang owed IPA BVI $807,833 including interest for loans and advances.  Mr. Chang repaid IPA BVI on that date by transferring 56,889,650 shares of the common stock of VIASPACE to IPA BVI.  The amount was repaid at fair market value and represented a closing price of VIASPACE common stock of $0.0142 per share.

Related Party Payables

The following table represents a summary of Related Party Payables at September 30, 2010 and December 31, 2009:

	2010	2009
Due to employee of IPA China	$13,000	$20,000
Due to JJ International	18,000	29,000
Due to Parent Company	25,000	35,000
Total	$56,000	$84,000

Employment Agreements

On May 14, 2010, VGE entered into two-year employment agreements with each of Carl Kukkonen, Sung Hsien Chang and Stephen Muzi.  Dr. Kukkonen would serve as Chief Executive Officer of VGE, Mr. Chang as President of VGE, and Mr. Muzi as Chief Financial Officer, Treasurer and Secretary of VGE.  Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi would receive $180,000 per annum.  For the first 12 months, Messrs. Kukkonen and Muzi would be paid by VIASPACE.  The remainder of the employment term they would be paid in cash.  Each of them would be entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 20 business days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment.

NOTE 6 – INCOME TAXES

IPA China is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% in 2009 and 2010 on income reported in the statutory financial statements after appropriated tax adjustments.  VGE and IPA BVI are BVI international companies and not subject to United States income taxes.

NOTE 7 – STOCK INCENTIVE PLAN

On June 2, 2009, the Board of Directors (“Board”) of VGE adopted the 2009 Stock Incentive Plan (the “VGE Plan”). The Plan was also approved by the holders of a majority of the Company’s common stock.  The VGE Plan provided for the reservation for issuance under the Plan of 1,400,000 shares of VGE common stock.

The VGE Plan is designed to provide additional incentive to employees, directors and consultants of the Company through the awarding of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards.   The VGE Board administers the VGE Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the VGE Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant.  The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over a period determined by the VGE Board.  50,000 shares were available for future grant at September 30, 2010.  On March 25, 2010, VGE granted 1,350,000 stock options to the following:  Carl Kukkonen, VGE CEO 550,000 stock options; Sung Hsien Chang, VGE President 550,000 stock options; and Stephen Muzi, VGE CFO 250,000 stock options.  There were no stock options cancelled during 2010.

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

For stock options issued, the fair value was estimated at the date of grant using the following range of assumptions:

(Unaudited) September 30, 2010
Risk free interest rate	3.37%
Dividends	0%
Volatility factor (estimated)	100.00%
Expected life	6.67 years
Annual forfeiture rate (estimated)	0%

The following table summarizes activity for employees and directors in VGE’s Plan for 2010:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	—	$—
Granted	1,350,000	0.80
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2010	1,350,000	$0.80	9.5	$—
Exercisable at September 30, 2010	337,500	$0.80	9.5	$—

The weighted-average grant date fair value of stock options granted to employees and directors during 2010 was $0.80 per share.  The Company recorded $112,000 and $223,000 of compensation expense for employee and director stock options for the three and nine months ended September 30, 2010, respectively.  At September 30, 2010, there was $668,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately one year and six months.  At September 30, 2010, the fair value of options vested for employees and directors was $270,000.  There were no options exercised during 2010.

NOTE 8 – OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease.  Leases on land in the PRC is discussed in Note 1 and Note 3.

Operations in the PRC

IPA China’s operations in the PRC are subject to considerations and risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company’s sales, purchases and expenses transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

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

NOTE 9 – FINANCIAL ACCOUNTING DEVELOPMENTS

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

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

NOTE 10 – ACQUISITION OF IPA BVI AND IPA CHINA

On October 21, 2008, VIASPACE and VGE entered into a Securities Purchase Agreement (the "Purchase Agreement") with Sung Hsien Chang ("Chang"), and China Gate Technology Co., Ltd., a Brunei Darussalam company ("Licensor"). Under the Purchase Agreement, we agreed to acquire 100% of Inter-Pacific Arts Corp., a BVI international business company ("IPA BVI"), and the entire equity interest of Guangzhou Inter-Pacific Arts Corp., a Chinese wholly owned foreign enterprise registered in Guangdong province ("IPA China") from Chang, the sole shareholder of IPA BVI and IPA China. In exchange, VIASPACE agreed to pay $16 million in a combination of cash, and newly-issued shares of VIASPACE and our ordinary shares.  In addition, VIASPACE issued shares of its common stock to Licensor and in exchange Licensor sub-licensed certain grass technology to IPA China.

The transactions under the Purchase Agreement ("Acquisition") were to involve two phases.  At the first closing (“First Closing”) on October 21, 2008, we issued 3,500,000 newly-issued shares to Chang and his designees.  VIASPACE issued 215,384,615 shares of its common stock to Chang and 30,576,007 shares of common stock to Licensor.  Chang delivered 70% of the outstanding common stock of IPA BVI to us.  At that point, we controlled 70% of IPA BVI.  Accordingly, we consolidated their results, assets and liabilities in our financial statements.  IPA China became a wholly-owned subsidiary of IPA BVI (and indirectly, our subsidiary) subsequent to the First Closing on June 9, 2009.

The conditions to VIASPACE’s and VGE’s obligations to consummate the second closing (“Second Closing”) included: (1) representations and warranties of Chang and Licensor remained true at closing; (2) Chang complied with the material covenants under the agreement; (3) the issuance of the securities to Chang and Licensor were exempt from registration, including under  Regulation D for which the issuance of the First Closing shares relied upon; (4) Chang executed certain compliance certificates; (5) customary permits, consents and waivers were obtained; (6) books and records were delivered to VIASPACE; (7) an officer’s certificate regarding each target’s charter documents were delivered; (8) due diligence had been satisfactorily completed; and (9) Chang shall have transferred his entire equity interest in IPA China to IPA BVI.

The conditions to Chang’s and Licensor’s obligation to consummate the second closing included: (1) representations and warranties of VIASPACE and us remained true at closing; (2) VIASPACE and we complied with the material covenants under the agreement; (3) books and records of VIASPACE were delivered or made available to Chang and his counsel; (4) any necessary third party consents shall have been obtained; and (5) VIASPACE shall deliver $4.8 million plus interest in cash to Chang.  To our knowledge, all of these criteria, other than the cash payment were met. Even if the Second Closing did not occur, the remaining 30% of IPA BVI was to be transferred by Chang to VGE prior to the Second Closing deadline.

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

As required by the Purchase Agreement, VGE filed a Registration Statement on Form S-1 with the SEC on June 3, 2009 covering the resale of a portion of VGE common stock issued pursuant to the Purchase Agreement as permitted by SEC regulations.  The SEC declared the VGE Registration Statement on Form S-1 effective on December 31, 2009.  On January 14, 2010, VGE received approval from the Financial Industry Regulatory Authority (“FINRA”) that its shares of common stock are approved for listing on the OTC Bulletin Board under the ticker symbol VGREF.OB. This satisfied the requirement in the Purchase Agreement that VGE stock be listed on a Trading Market.

Following various additional amendments to the Purchase Agreement, the deadline for the Second Closing in which the remaining minority interest of 30% of IPA BVI equity holdings would be transferred to us was February 15, 2010.  At the Second Closing deadline, VIASPACE was to pay $4.8 million ("Cash Consideration") plus Interest (as determined below) since the First Closing, in cash to Chang. Interest on the Cash Consideration shall accrue at 6% for the first nine months after the First Closing, and then 18% until June 10, 2009, and then at 6%  thereafter.

The Second Closing did not occur on February 15, 2010.  As a result, VIASPACE had a contractual obligation to deliver all of the VGE shares it holds to Chang and Chang has an obligation to deliver the remaining 30% of IPA BVI equity to us.  However, Chang, VIASPACE and VGE agreed to continue and continued negotiating an alternative closing and purchase of IPA.

On April 16, 2010, VIASPACE and Chang entered into a Share Purchase Agreement ("Share Purchase Agreement") pursuant to which Chang would transfer controlling interest of VGE to VIASPACE, or 6,506,000 shares of VGE capital stock, and VIASPACE would grant Chang (i) 241,667,000 newly-issued shares of its common stock, (ii) one share of its Series A Preferred Stock which controls 50.1% of the voting power of VIASPACE equity securities, and (iii) a secured promissory note of $5,331,025 (the "Note").   The Note was secured by substantially all assets of VIASPACE, VGE, IPA China and IPA BVI.  The issuance of Series A Preferred Stock to Chang, in effect, gave Chang a controlling ownership interest in VIASPACE.

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

The amount paid by VIASPACE and VGE for the acquisition was $15,832,000 composed of:  fair market value of VIASPACE stock issued for assets acquired - $4,589,000; VIASPACE loan to Mr. Sung Hsien Chang - $4,800,000; and VIASPACE minority interest in VGE - $6,443,000.  The net assets acquired totaled $3,003,000.  The excess of value paid for the acquisition in excess of net assets acquired was assigned to:  grass license - $507,000 and goodwill - $12,322,000 which are recorded on the balance sheet of VIASPACE and VGE.

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

VIASPACE Green Energy Inc. Overview

VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) company (“we”, “us”, “VGE” or the “Company”) is the parent company of Inter Pacific Arts Corporation, a BVI international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a Peoples Republic of China (“PRC”) company (“IPA China”).  IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of the PRC.  IPA BVI owns all equity interests of IPA China.  IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in U.S. retail chain stores. IPA China also has a sublicense to a fast-growing, high yield, low carbon, nonfood energy crop called Giant King Grass (“GKG”) which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation.  Cellulosic ethanol and other liquid biofuels, collectively called Grassoline, do not use corn or other food sources as feedstock.  GKG can also be used as animal feed. GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that the process is generally carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of  GKG and fertilizer, so that the overall process has some carbon dioxide emissions, but much lower than burning coal or other fossil fuels directly.  We do not build the power plant or biofuel plant; rather we grow GKG that is needed as the fuel or feedstock.  We grow GKG on 280 acres of leased land in China to serve as a nursery for expansion, a demonstration plot for potential partners and customers, to provide samples for potential customers, and as a grass source for our own products.   VGE is headquartered in California with business activities in China.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to September 30, 2009

Revenues

Revenues were $855,000 and $1,064,000 for 2010 and 2009, respectively, a decrease of $209,000 or 20%.  All revenues recorded during 2010 and 2009 are from the Company’s framed artwork segment.  The decrease in artwork revenues was due to a decrease in customer orders.

Cost of Revenues

Cost of revenues were $619,000 and $609,000 for 2010 and 2009, respectively, an increase of $10,000, or 2%.   Cost of revenues for framed-artwork sales shipped were higher in 2010 due to higher manufacturing costs.

Gross Profit

The resulting effect on the decrease in revenues and cost of revenues from 2009 to 2010 was a decrease in gross profit from $455,000 in 2009 to $236,000 in 2010, a decrease of $219,000 or 48%.  The decrease in gross profit was due to the decrease in artwork revenues.

Operations Expenses

Operations expenses were $48,000 and zero for 2010 and 2009, respectively.  The increase in expenses is primarily due to operations expenses incurred by VGE in the production of its GKG in China.  In 2010, this includes costs for salaries, equipment, maintenance, utilities and fuel.  The Company expects operations expenses for VGE to increase in the future as more expenditures are incurred to grow, harvest and produce GKG.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $395,000 and $425,000 for 2010 and 2009, respectively, a decrease of $30,000 or 7% as detailed below.

Framed Artwork Segment
Of the total amounts, the framed artwork segment had selling, general and administrative expenses of $118,000 and $269,000 for 2010 and 2009, respectively, a decrease of $151,000 primarily due to lower commissions on framed artwork sales.

Grass Segment
Of the total amounts, the grass segment had selling, general and administrative expenses of $277,000 and $156,000 for 2010 and 2009, respectively, an increase of $121,000.  Stock option compensation expense increased $111,000 in 2010 as compared with 2009 as new stock options were granted in 2010.  Payroll and benefits expenses decreased $12,000 in 2010 due to reduced employees and consultants.  Travel increased $30,000 in 2010 due to marketing efforts to sell and promote GKG.  Other expenses decreased $8,000 in 2010 as compared with 2009.

Income (Loss) from Operations

The resulting effect on these changes in gross profit, selling, general and administrative expenses was an increase in loss from operations of $237,000 from 2009 to 2010.

Framed Artwork Segment
Of the total amounts, the framed artwork segment had a decreased income from operations of $69,000 from 2009 to 2010 due to lower artwork revenues in 2010.

Grass Segment
Of the total amounts, the grass segment had an increased loss from operations of $168,000 in 2010 as compared with 2009 due to higher grass expenses in 2010 as noted above.

Other Income (Expense), Net

Other Income

Other income increased $12,000 from 2009 to 2010 primarily due to interest income being recorded on the amounts owed to the Company by Sung Hsien Chang and JJ International.

Nine Months Ended September 30, 2010 Compared to September 30, 2009

Revenues

Revenues were $2,232,000 and $2,935,000 for 2010 and 2009, respectively, a decrease of $703,000 or 24%.  All revenues recorded during 2010 and 2009 are from the Company’s framed artwork segment.  The decrease in artwork revenues was due to a decrease in customer orders.

Cost of Revenues

Cost of revenues were $1,558,000 and $1,643,000 for 2010 and 2009, respectively, a decrease of $85,000, or 5%.   IPA BVI and IPA China recorded lower cost of revenues compared with 2009, due to lower revenues recorded during 2010.

Gross Profit

The resulting effect on the decrease in revenues and cost of revenues from 2009 to 2010 was a decrease in gross profit from $1,292,000 in 2009 to $674,000 in 2010, a decrease of $618,000 or 48%. The decrease in gross profit was due to the decrease in artwork revenues

Operations Expenses

Operations expenses were $97,000 and zero for 2010 and 2009.  The increase in expenses is primarily due to operations expenses incurred by VGE in the production of its GKG in China.  In 2010, this includes operating costs for salaries, equipment, maintenance, utilities and fuel costs.  The Company expects operations expenses for VGE to increase in the future as more expenditures are incurred to grow, harvest and produce GKG.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,146,000 and $1,392,000 for 2010 and 2009, respectively, a decrease of $246,000 or 18% as detailed below.

Framed Artwork Segment
Of the total amounts, the framed artwork segment had selling, general and administrative expenses of $437,000 and $716,000 for 2010 and 2009, respectively, a decrease of $279,000 primarily due to lower commissions on framed artwork sales.

Grass Segment
Of the total amounts, the grass segment had selling, general and administrative expenses of $709,000 and $676,000 for 2010 and 2009, respectively, an increase of $33,000.  Stock option compensation expense increased $223,000 in 2010 as compared with 2009 as new stock options were granted in 2010.  Payroll and benefits expenses decreased $146,000 in 2010 due to reduced employees and consultants.  Professional accounting fees decreased $40,000 in 2010 due to the timing of audit bills submitted.  Legal expenses decreased $34,000 due to lower levels of legal services.  Travel increased $42,000 in 2010 due to marketing efforts to sell and promote GKG.  Public relations expenses decreased $15,000 during 2010 as compared to 2009.  Other expenses increased $3,000 in 2010 as compared with 2009.

Income (Loss) from Operations

The resulting effect on these changes in gross profit, selling, general and administrative expenses was an increase in loss from operations of $469,000 from 2009 to 2010.

Framed Artwork Segment
Of the total amounts, the framed artwork segment had decreased income from operations of $340,000 from 2009 to 2010 due to lower artwork revenues in 2010 and higher manufacturing costs.

Grass Segment
Of the total amounts, the grass segment had an increased loss from operations of $129,000 in 2010 as compared with 2009 due to higher grass expenses in 2010 as noted above.

Other Income (Expense), Net

Other Income

Other income increased $144,000 from 2009 to 2010 primarily due to interest income being recorded on the amounts owed to the Company by Sung Hsien Chang and JJ International.

Liquidity and Capital Resources

The Company’s net loss for the nine months ended September 30, 2010 was $421,000.   Non-cash expenses totaled $313,000 for the nine months ended September 30, 2010 composed primarily of stock option compensation expense.  Related party receivables and payables, net, used $300,000 of cash for the nine months ended September 30, 2010.  General working capital used $117,000 in 2010.  Net cash used in operating activities was $525,000 for the nine months ended September 30, 2010.

Net cash used in investing activities was $127,000 for 2010.  This is primarily for capital expenditures of $131,000 incurred by VGE in building a new storage facility and purchasing equipment for its GKG business.  The Company also received proceeds of $17,000 from the disposal of a vehicle.  In addition, VGE incurred $13,000 in costs associated with entering into a new land lease in the PRC to grow GKG.

The Company expects cash on hand as of September 30, 2010 and future operating cash flow to fund operations for a minimum of the next twelve months, and as such, the Company has no immediate need for additional outside financing.  However, if revenue forecasts are not met or if future operating expenses or capital requirements increase beyond our control; the Company may need to seek additional cash resources through the sale of equity securities or debt securities.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of September 30, 2010.

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

Changes in internal controls over financial reporting.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404(a) of the Sarbanes-Oxley Act for fiscal years ending on or after December 31, 2010.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of September 30, 2010.

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

For the three months ended September 30, 2010 and 2009, the Company had one customer which made up 61% and 66%, respectively, of our total revenues.  For the nine months ended September 30, 2010 and 2009, the Company had one customer which made up 67% and 63%, respectively, of our total revenues.  We believe that this trend of revenues to a few customers will continue in the near future.  A loss of any customer by the Company could significantly reduce recognized revenues.

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

The Company has 50,000,000 authorized shares of common stock, of which 8,600,000 were issued and outstanding as of September 30, 2010.  Of these issued and outstanding shares, 6,506,000 shares are owned by VIASPACE Inc.  The VGE shares owned by VIASPACE are pledged as collateral related to the secured debt owed by VIASPACE to Chang as discussed in Note 10.  Of the issued and outstanding shares, 400,000 shares are currently beneficially owned by Mr. Sung Hsien Chang, our President and director.  Other executive officers and directors do not own any Company shares.  Of the shares owned by Mr. Chang, 400,000 shares are restricted under Rule 144 and could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  A total of 896,800 shares of the Company’s outstanding common stock are accounted for by our transfer agent as free trading shares at September 30, 2010.  A total of 7,703,200 shares of the Company’s outstanding common stock are accounted for as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.

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

If VIASPACE defaults on its secured debt to Chang, we could lose our interests in IPA BVI and IPA China.

VIASPACE has issued a secured note to Chang as discussed in Note 10.   VIASPACE must pay Chang $5,331,025 over a five-year period. Principal must be repaid in five equal annual installments of $1,066,205 commencing on May 14, 2011 plus interest of 6%. Payments under this note become due in 2011 and mature in 2015.  VIASPACE, VGE, IPA BVI and IPA China have guaranteed VIASPACE’s debt. VIASPACE has also pledged its equity securities of VGE to Chang.  Likewise, VGE has pledged its securities of IPA BVI to Chang and IPA BVI has pledged its securities of IPA China to Chang.  VIASPACE, VGE, IPA BVI and IPA China have also granted a security interest to Chang for all assets related to his secured debt.

In the event that VIASPACE defaults in its obligation to Chang, Chang may foreclose on some or all assets of VIASPACE, VGE, IPA BVI and IPA China.   Since he could seize IPA BVI and IPA China directly, VGE may lose all assets of IPA BVI and IPA China in such an event.  He may also seize the equity interests that VIASPACE owns in VGE.  This would mean our capitalization structure may change.

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

VIASPACE GREEN ENERGY INC. (Registrant)

Date: November 12, 2010	By:	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer

Date: November 12, 2010	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer