Form 10-K
period 2010-12-31
VIASPACE Green Energy Inc.
filed 2011-03-31
CIK 1465062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

State issuer’s revenue for its most recent fiscal year: $3,247,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 28, 2011: $5,343,000

State the number of shares outstanding of each of issuer’s classes of common equity, as of March 28, 2011: 8,600,000

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

Forward-looking statements are not guarantees of performance.  Our future results and requirements may differ materially from those described in the forward-looking statements.  Many of the factors that will determine these results and requirements are beyond our control.  In addition to the risks and uncertainties discussed in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” investors should consider those discussed under “Risk Factors Which May Affect Future Results” and, among others, the following:

●	our ability to successfully implement our business strategy,

●	market acceptance of our products and product development,

●	the effect of regulation on our ability to commercialize our products,

●	the impact of competition and changes to the competitive environment on our products and services, and

●	other factors detailed from time to time in our filings with the Securities and Exchange Commission.

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events, except as required by law.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) international business company (“we”, “us”, “VGE” or the “Company”) is the parent company of Inter Pacific Arts Corporation, a BVI international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a Peoples Republic of China (“PRC” or “China”) company (“IPA China”).  IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China.  IPA BVI owns all equity interests of IPA China.  IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. IPA China also has a sublicense to a fast-growing, high yield, low carbon, nonfood energy crop called Giant KingTM Grass (“GKG”) which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics.  Cellulosic ethanol, bio butanol and other liquid biofuels, collectively called “Grassoline,” do not use corn or other food sources as feedstock.  GKG can also be used as animal feed.  GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that the process is approximately carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of  GKG and fertilizer, so that the overall process of growing and burning GKG probably has some net carbon dioxide emissions, but much lower emissions than burning coal or other fossil fuels directly to create the same amount of energy.   GKG has been independently tested by customers and been shown to have satisfactory energy content, high bio methane production, and high potential for biofuels and biochemicals. VGE launched a new website in 2010 which can be viewed at www.VIASPACEGreenEnergy.com.  Information contained on, or accessible through, our website should not be deemed as part of this annual report.

We are growing GKG on approximately 280 acres of leased land in China to serve as a nursery to provide seedlings for large bioenergy projects, a demonstration plantation for potential partners and customers to visit, to provide samples for testing by potential customers, and as a grass source for our own Green LogTM product.   VGE is headquartered in California with business activities in China.

As of December 31, 2010 VIASPACE Inc. (“VIASPACE” or “Parent”) owns 75.7% of the outstanding common shares of VGE.  As of December 31, 2009 VIASPACE owned 59.3% of the outstanding common shares of VGE.

Corporate History

On October 21, 2008, VIASPACE and VGE entered into a Securities Purchase Agreement (the "Purchase Agreement") with Sung Hsien Chang ("Chang"), and China Gate Technology Co., Ltd., a Brunei Darussalam company ("Licensor"). Under the Purchase Agreement, we agreed to acquire 100% of Inter-Pacific Arts Corp., a BVI international business company ("IPA BVI"), and the entire equity interest of Guangzhou Inter-Pacific Arts Corp., a Chinese wholly owned foreign enterprise registered in Guangdong province ("IPA China") from Chang, the sole shareholder of IPA BVI and IPA China. In exchange, VIASPACE agreed to pay $16 million in a combination of cash, and newly-issued shares of VIASPACE and our ordinary shares.  In addition, VIASPACE issued shares of its common stock to Licensor and in exchange Licensor sub licensed certain grass technology to IPA China.

Initially, the transactions under the Purchase Agreement ("Acquisition") were to involve two phases.  At the first closing (“First Closing”) on October 21, 2008, we issued 3,500,000 newly-issued shares to Chang and his designees.  VIASPACE issued 215,384,615 shares of its common stock to Chang and 30,576,007 shares of common stock to Licensor.  Chang delivered 70% of the outstanding common stock of IPA BVI to us.  At that point, we controlled 70% of IPA BVI.  Accordingly, we consolidated its results, assets and liabilities in our financial statements.  IPA China became a wholly-owned subsidiary of IPA BVI subsequent to the First Closing on June 9, 2009.

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

As required by the Purchase Agreement, VGE filed a Registration Statement on Form S-1 with the SEC on June 3, 2009 covering the resale of a portion of VGE common stock issued pursuant to the Purchase Agreement as permitted by SEC regulations.  The SEC declared the VGE Registration Statement on Form S-1 effective December 31, 2009.  On January 14, 2010, VGE received approval from the Financial Industry Regulatory Authority (“FINRA”) that its shares of common stock were approved for listing on the OTC Bulletin Board under the ticker symbol VGREF.OB. This satisfied the requirement in the Purchase Agreement that VGE stock be listed on a Trading Market.

Following various additional amendments to the Purchase Agreement, the deadline for the Second Closing in which the remaining minority interest of 30% of IPA BVI equity holdings would be transferred to us was February 15, 2010.  At the Second Closing deadline, VIASPACE was to pay $4.8 million ("Cash Consideration") plus Interest (as determined below) since the First Closing, in cash to Chang. Interest on the Cash Consideration was to accrue at 6% for the first nine months after the First Closing, and then 18% until June 10, 2009, and then at 6%  thereafter. We had control of the assets of IPA BVI through our majority ownership position in VGE and there was no restriction on the Company’s ability to transfer or capitalize on such assets at any time, including prior to the cash payment due Chang from VIASPACE.

The Second Closing did not occur on the February 15, 2010 deadline.  As a result, VIASPACE had a contractual obligation to deliver all of the VGE shares it holds to Chang and Chang has an obligation to deliver the remaining 30% of IPA BVI equity to us.  However, Chang, VIASPACE and VGE continued negotiating an alternative closing and purchase of IPA.

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

On May 14, 2010, VIASPACE, Chang and other VGE shareholders closed the transactions contemplated by the Share Purchase Agreement (the "Closing") and in connection with the Closing, VIASPACE, VGE, IPA BVI and IPA China entered into certain agreements with Chang. In particular, each executed (i) a Guarantee with Chang pursuant to which each company guaranteed VIASPACE’s repayment of the Note and (ii) a Security Agreement with Chang in which such company granted a security interest in a significant amount of assets of each company. In addition, VIASPACE also executed stock pledge agreement pledging all of the securities it owns in VGE as collateral for repayment of the Note.  VIASPACE also executed a registration rights agreement in which it granted Chang rights to register his newly issued shares of VIASPACE common stock. VGE also executed employment agreements for Carl Kukkonen, CEO; Sung Hsien Chang, President; and Stephen Muzi, Chief Financial Officer.

Our Business

Grass Business Division

Through our acquisition of IPA BVI and IPA China we obtained a worldwide sublicense to cultivate and sell GKG, a natural hybrid, non-genetically modified, fast-growing, perennial grass which we are growing as a dedicated energy crop that can be used to generate low carbon and renewable electricity by direct burning in a biomass power plant, and can be made into pellets that can replace some of the coal in existing power plants thus reducing carbon emissions.  GKG may also be used to produce bio methane through anaerobic digestion and as a feedstock for non-food liquid biofuels such as bio ethanol and bio butanol. It can also be used as a feedstock for biochemicals and bio plastics. This perennial grass can grow up to 14 feet in height.   It can be harvested several times a year in tropical and semitropical areas with a yield of up to 375 metric tons per hectare (freshly cut, referred to as wet yield).  We believe that GKG has the highest yield of any crop.  Note that one hectare (ha) is 10,000 square meters and equal to 2.47 US acres or approximately the size of two US football fields.

GKG has been independently tested by multiple potential customers.  To our knowledge, the results have been very positive and consistent. GKG has excellent energy content of 18.4 megajoules (MJ) per dry kilogram. Its chemical and physical properties are very similar to corn straw, which is material left behind from the corn plant after the ear of corn has been harvested. Corn straw is used as fuel in many biomass power plants, and DP Clean Tech, a leading international biomass power provider, has declared GKG as suitable for their power plants. The bio methane production from GKG has been tested in three customer laboratories and shows the outstanding production of 91 liters of methane per kilogram of fresh grass. The methane can be used to generate clean electricity or can be burned to produce process heat. There are potentially thousands of biogas plants worldwide that may use GKG.  A large European electric utility has tested GKG and examined prototype pellets. In addition to these current markets, GKG can be used as animal feed and has been tested for this purpose.

GKG can also be used as a feedstock to make cellulosic biofuels such as bio ethanol, bio butane and green gasoline, collectively called “Grassoline.”    Three companies have recently tested GKG as a potential feedstock for producing biofuels, biochemicals and bio plastics through fermentation method.  Laboratory results from these tests show that GKG has almost identical composition including sugar content as corn straw or wheat straw which are the agricultural waste products often targeted as a feedstock for cellulosic biofuels.  The projected bio ethanol yield is approximately 80 gallons per dry ton of GKG based on these tests.

Corn straw and wheat straw are the leftovers after food production. This agricultural waste material can only be collected after the food is harvested which means that the feedstock supply is very seasonal and must be stored for a long time--up to one year-- between harvests.  To support a single biofuel or power plant, agricultural waste must be collected from farms up to 50 or more miles away.  Giant King Grass is a high yield dedicated nonfood energy crop that can be harvested at any time in a tropical or subtropical climate. If the biofuel or power plant is co-located with a GKG plantation, the collection radius will only be about 3 miles. The high yield and logistical advantages mean that GKG can be grown and delivered to a co-located plant at a substantially lower price than currently paid for agricultural waste. The largest operating cost of a biomass power plant or biofuels plant is the cost of the fuel or feedstock, and the low cost and high quality of GKG are of major interest to these customers.

GKG as a dedicated energy crop has generated widespread interest from the renewable energy community. VIASPACE has been invited to make presentations on GKG at international conferences in the US, China, Singapore, Indonesia, Mexico and India.

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

There is a growing trend towards small dedicated power plants (5-30 megawatts) that are fueled exclusively by biomass such as grass and agricultural waste.  For example, since its founding in 2004, Dragon Power (which is now known as DP Clean Tech) in China has built and is operating 20 power plants powered by 100% biomass. On September 2, 2009, VGE and our parent VIASPACE signed a non-binding Memorandum of Understanding (“MOU”) with DP Clean Tech Co. Ltd. of Beijing China.  As part of their due diligence, DP Clean Tech commissioned an independent analysis of GKG by the China National Center for Quality Supervision and Test of Coal which confirmed that GKG has an energy content of 18.4 megajoules (MJ) per dry kilogram (4402 kilocalories (kcal) per kilogram). DP Clean Tech declared GKG suitable as a renewable feedstock for generating electric power in their power plants.

On February 9, 2011, our parent VIASPACE signed an MOU with PT Provident Agro of Jakarta Indonesia with the goal to use Giant King Grass as feedstock for a large scale pellet mill to manufacture a minimum of 300,000 metric tonnes per year of pellets for the export market, primarily in Europe.  An initial 10 hectare test plot will be established by PT Provident Agro.  Provident Agro owns extensive oil palm plantations and land in Sumatra, Kalimantan, and Sulawesi, Indonesia with a total land bank of 150,000 hectares (370,000 acres) producing more than 23,500 tons of crude palm oil each year. Provident Agro is owned 50% by the Saratoga Group and 50% by Provident Capital Indonesia.

On February 23, 2011, our Parent VIASPACE and General Biofuels signed a non-binding MOU that may become an exclusive agreement to develop a large Giant King Grass Plantation and a 250,000 to 400,000 tonne per year biomass pellet plant in the Dominican Republic.

Our strategy has been to build up our grass production capabilities in China where we have 113 ha (280 acres) under cultivation. This land serves as a small scale demonstration plantation and also allows us to provide samples to potential partners and customers; the harvested grass is used in our factory to produce Green Log TM fireplace and campfire logs for the US market; and it is a nursery to provide seedlings for a major expansion.  We are in discussions with customers worldwide on GKG plantations co-located with power plants, pellet mills, biogas facilities and biofuel plants.  Most of these discussions are covered by executed nondisclosure and non-circumvention agreements.

We are considering leasing additional land in China.  We plan to expand our grass business into other areas of the world, and are in discussions with owners and developers of power plants, pellet mills and biogas facilities in Indonesia, Thailand, Malaysia, Cambodia, Singapore, Philippines, India, Africa, United States and Europe.

Having a reliable source of feedstock is critical for all energy users of biomass. Today, power plants and pellet mills use agricultural and forestry waste such as corn straw, wheat straw, rice husks and wood waste as feedstock. Increasing demand for biomass has caused the price of this agricultural and forestry waste to rise dramatically and in some places it is in short supply. Biomass supply issues have caused power plants to become unprofitable, idle or abandoned. It is now well-recognized that dedicated energy crops such as GKG are necessary for successful operation of biomass processing facilities. Agricultural waste will still be used, but the dedicated energy crop will provide a reliable and consistent base. In part because of the feedstock uncertainty issue, many proposed biomass power plant and biogas projects have been unable to obtain financing. A dedicated energy crop will help solve this obstacle.

Because of its high yield, GKG provides feedstock with the lowest use of land and we believe therefore the lowest cost.  Any other energy crop with half the yield requires twice the land and other costs are nearly doubled. GKG not only allows a reliable source of feedstock supply, but offers lower cost.

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

Transportation applications requiring liquid fuels and biofuels have great potential.  Most biofuels are made from plants which are a renewable resource, and use of some biofuels can significantly reduce carbon emissions.  Growing grass or any plant matter absorbs carbon dioxide from the atmosphere during photosynthesis and stores it in the plant tissue.  Subsequent burning of the grass does emit carbon dioxide into the atmosphere; however the next crop of grass 60 days later absorbs carbon dioxide. If the process of growing, fertilizing, harvesting and transporting the grass can be done with minimal use of fossil fuels, a grass-based fuel can be a carbon neutral or low carbon process.  Burning coal, oil, or natural gas emits carbon dioxide without any mechanism to remove this carbon dioxide from the atmosphere.

Ethanol, which is the same alcohol in beer, wine or liquor, is the most well-known biofuel. Ethanol is blended with gasoline and burned in conventional automobile engines that have minor modifications.  In the U.S. today almost all ethanol is made from corn.  Government subsidies for ethanol have made ethanol price competitive with gasoline and much of the US corn crop now goes toward ethanol production.  These subsidies have led to an increased demand for corn for ethanol production.  According to the Money Morning Corn Price Report (quoting the US Department of Agriculture) one third of U.S. corn is devoted to ethanol production, and this is expected to increase in the future.  Corn prices have risen from about $2.00 per bushel at the beginning of 2006 to a peak of $7.65 in mid-2008.  Corn prices dropped during the economic recession, but have been rising rapidly, and corn is currently $6.71 per bushel.   More land in the U.S. is devoted to corn production at the expense of other crops and the prices of these other crops have risen as well.

Higher food prices have led to food shortages around the globe and it has been argued that people are starving so we can make the fuel to drive our cars.   This argument has resonated with many world leaders and resulted in a global effort to derive biofuels from plants that are not in the human food chain.  These are called cellulosic biofuels.

Cellulosic biofuels are based on nonfood plants including grass, shrubs and trees.  These plants do not have a lot of sugar and cannot be fermented directly like corn.  They do, however, have a lot of cellulose in their leaves, stalks and branches which contain carbon and hydrogen which can then be converted into ethanol called cellulosic ethanol.  GKG has been recently tested and shown to have potential for producing cellulosic biofuels including ethanol and for making biochemicals and bio plastics using a fermentation process.

VGE has two revenue models for GKG: 1. grass plantation integrated with a power plant or processing facility such as a pellet mill under company or joint venture control, and 2. contract plantation establishment, support and licensing for a customer that owns and operates the plantation and power plant.

In China we are pursuing the integrated plantation and processing facility model. We lease the land and employ labor and management to grow GKG and use it to produce Green LogsTM in our factory.   The grass be used to supply domestic Chinese biomass energy markets, or exported in pelletized form, to energy markets globally.  We will manage and control the supply chain from initial land preparation through the FOB source shipment point for the feed or energy market. We may pursue this model using only our own capital resources, or we may elect to use joint ventures with local landowners, energy equipment manufacturers, power plant owner/operators and/or capital providers.  The terms of these joint ventures will be negotiated on a case-by-case basis.

Under a contract plantation establishment and licensing model, the customer would provide the land, labor and management and be responsible for growing GKG. We will provide initial seedlings, crop management services and knowledge transfer for a negotiated price.  In addition, there would be an ongoing license fee based on grass production.

We are in discussions with potential joint venture partners and customers that have land and the ability to grow the grass in other countries in Asia, Africa, India and the America’s.

Management believes both models will be important contributors to our revenue streams. We believe all our revenues initially will result from the integrated plantation & end-user model. Rapid global expansion requires local joint venture partners that have land and labor, but lack the energy crop and the expertise to grow it. The contract plantation establishment and licensing model with joint venture partners will be used for most of these projects.  The company may also serve as developer for integrated Giant King Grass plantations and bioenergy projects

In May 2010, the Company announced its first renewable energy/biomass product for sale: Green LogTM fireplace and campfire logs manufactured from Giant King Grass.  The U.S. distributor of Green Logs is Georgia-based JJ International, Inc., since 1988 a nationwide supplier of indoor and outdoor products for the home.  JJ International is a related party of the Company as it is solely owned by Sung Hsien Chang, our President.  We believe Green Logs are the first manufactured fire logs to be produced solely from a dedicated renewable energy crop. Green Logs have a zero net-carbon footprint, completely avoid the use of petroleum products which also produce net carbon emissions, and burn up to 66% longer compared to conventional manufactured logs currently being sold.  Since the Company is vertically integrated-- both growing Giant King Grass and manufacturing and distributing Green Logs-- we can offer Green Logs as a quality product and at a lower price than competitors.  Green Logs are the Company’s first product for the renewable energy market and exemplify the Company's ability to convert Giant King Grass into beneficial, competitive biomass products.   Manufactured fire logs represent a $400 million annual market in North America. With more than 100 million logs-made primarily of wood chips and sawdust-burned each year, we see an opportunity for Green Logs, which offer an environmentally friendly manufactured log. Green Logs also generate greater heat output than conventional logs, and its non-chemical, natural campfire aroma we believe makes it an even more appealing alternative.

Green Logs are manufactured at the Company's grass plantation and processing facility in China's Guangdong province. The factory was completed and manufacturing equipment was installed in April.

Framed Art Business Division

Our subsidiaries, IPA BVI and IPA China (collectively “IPA”) manufacture high quality, copyrighted, framed artwork in its factory in Guangzhou China, and sell the art to large US retailers through its sales organization in Atlanta, Georgia. IPA is a manufacturer and wholesaler of framed art.

The factory is on 1.6 hectares of land in China including two manufacturing buildings and one employee dorm and a dining facility. IPA, with its framed art business, has an established and stable production facility in China and a sales and distribution network in the United States.

The acquisition of IPA was a strategic move to acquire its revenue and profit from its current framed art business, as well as the grass business. With the profits from the framed art business, we are aggressively building the grass business without having to access external capital.  We are committed to grow this business by providing top-quality product at an attractive price for our retail chain and other customers.

The Company works with buyers from retail chains and their in-house designers to choose prints and other art forms from catalogs of copyrighted and licensed work. We only purchase prints from reputable publishing companies with whom we have long-standing relationships, and such companies have guaranteed to us that there are no counterfeits and that all royalties have been paid.  We then mockup the combination of art, mattes and frames for the customer.  Once the customer decides on a print, matte and frame combination, we ship the prints to our factory in Guangzhou, China.  The mattes, frame moldings and glass are sourced in China.  A typical order is 1,400 units of a specific design and a customer usually orders several different designs which are packed in several containers and shipped directly to the customer in the US  We provide prints, frames and packaging that are all of high quality.  An example of quality packaging is our use of protective clear plastic covers on the corners of the frame.  The covers provide protection during shipping and handling, but are transparent and do not obscure the artwork on the display shelf as conventional cardboard corner protectors do.  Our customers interact closely with our quality control department in China. The customers make detailed inspections of the artwork before they authorize shipment to the US.  Our framed artwork typically retails for $50-$300.

Research and Development

The Company does not spend funds on research and development expenses.

Competition

Framed Art Business

There are many framed art companies that compete with IPA.  For example, ICA Home Decor, Crown Arts, Wendover Art, Midwest Art and many more in the US, China and other countries.  IPA benefits from having its own factory in China and concentrates on large customers that typically order framed art work by the container load with a typical order of 1,400 copies of a single design.  These customers generally have many retail stores in their chains.  IPA only manufactures art after an order is placed and has virtually no inventory of framed art.  IPA guarantees its customers that all art is legitimate with full royalties paid, and that it will not sell the same product to another customer.   IPA sources high quality frame moldings, mattes and glass in China, and assembles the framed art in its factory in China.  IPA is able to control its expenses through its relationships with suppliers and control quality by assembly at its factory in China. We believe that these processes allow IPA's products to be sold at a favorable price in a competitive environment.

Grass Business Division

Many companies, universities and research laboratories worldwide are investigating grass as a feedstock for cellulosic ethanol and other applications.  Monsanto is an example of a large company focusing on grass. Ceres is an example of a startup company focusing on biomass and grass in particular. Much of the competition is looking at miscanthus or switchgrass.  These grasses are suitable for temperate areas. Much of the competition also is focused on selling seeds. The VIASPACE Green Energy GKG is a natural hybrid that is not genetically modified nor generally available, and to our knowledge no one else is growing GKG, as a commercial crop. Based on publicly available data on switchgrass and miscanthus, compared to our data on GKG, we believe that GKG has higher productivity than these and other competing grasses.  GKG is most suitable for tropical and subtropical areas, which are the focus of the company’s efforts.  GKG is propagated by seedlings not by seeds. VIASPACE Green Energy is focusing on projects involving growing the grass and securing long-term supply contracts for biofuel production, as a replacement for coal and electricity generation, and as animal feed.  With long-term supply contracts and joint ventures, we plan to capture these recurring revenue streams.

Other grasses such as alfalfa are suitable for animal feed and are also competitors of GKG.

Customers

All of our current framed artwork customers are national US retailers.  For 2010 and 2009, sales to one customer, Hobby Lobby Stores, comprised 82% and 79%, respectively, of our total revenues.  We believe this concentration of sales made to a small number of customers will continue in the near future.  A loss of any customer by us could significantly reduce our future revenues.

Our grass business generated its first revenues in 2010 for its Green Log fireplace logs.  Although the Company’s focus for revenues is using GKG as a dedicated energy crop for co-fired power plants or biomass power plants, the Company has expanded its Green Log business which will be an immediate short term source of revenues.

We have had discussions and meetings with potential grass plantation customers in the following countries: Thailand, Indonesia, Cambodia, Dominican Republic, India, Africa, Indonesia, Brazil and the Philippines.

Suppliers

We purchase raw materials such as glass panes and mattes for our picture frames from third party vendors.  We do not rely on any sole source vendor.  We believe we have a multiple source supplier base that allows us to utilize numerous vendors and obtain reduced prices for our supplies, components and reduce product costs while maintaining high quality.

With our 110 ha nursery, we currently have enough GKG growing in our land under cultivation to supply seedlings for customer needs.

Marketing

We deploy a targeted partner-customer approach intended to establish key relationships with the appropriate decision makers of our broad market. This approach also includes invited presentations at industry workshops and conferences and participation at trade industry events.

We send e-mails to current and prospective users and partners regularly that contain invitations to visit various pages or features on our websites. Our ongoing effort to update our customer list is also an opportunity to build and reinforce the personal contacts that are critical in servicing our customer’s needs.

Intellectual Property

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

Employees

As of December 31, 2010 we have 58 full time employees, 53 of whom are based in China and 5 in the US.  We also have 26 part time employees, 25 of whom are based in China and 1 in the US.  We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

Regulatory Issues

None

Trademarks

The Company has made trademark applications for “GIANT KING” grass and products made from GKG, and “GREEN LOG” fireplace and campfire logs.

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

We adopted a 2009 share incentive plan and authorized 1,400,000 share options under the plan in June 2009.  We are required to account for share-based compensation in accordance with FASB ASC Topic 718, Share-Based Payment, which requires a company to recognize, as an expense, the fair value of share options and other share-based compensation to employees based on the fair value of equity awards on the date of the grant (taking into account the prices payable by the award recipients), with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award.  On March 25, 2010, VGE granted stock options to the following:  Carl Kukkonen, VGE CEO 550,000 stock options; Sung Hsien Chang, VGE President 550,000 stock options; and Stephen Muzi, VGE CFO 250,000 stock options.  There remain 50,000 share options that could be issued under the Plan.

If we grant any additional options, restricted shares or other equity incentives in the future, we could incur significant compensation charges equal to the fair value of the additional options, restricted shares and other equity incentives (taking into account the prices payable by the award recipients) and our net income could be adversely affected.

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

These officers would be difficult to replace. We do not have “key person” life insurance policies on any of our employees. The loss of the services of any of our executive officers or other key employees could substantially impair our ability to successfully implement our business plan.

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

An impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the carrying value of goodwill, we make estimates and assumptions about sales, operating margins, growth rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. Under the income approach, we are required to make various judgmental assumptions about appropriate discount rates. Disruptions in global credit and other financial markets and deterioration of economic conditions, could, among other things, cause us to increase the discount rate used in the goodwill valuations. We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which could be substantial. As of December 31, 2010, we had $12.3 million of goodwill, which represented 70.1% of total assets.

Failure of our internal controls over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud.  Our growth and acquisition of other agribusiness companies with procedures not identical to our own could place significant additional pressure on our system of internal control over financial reporting.  Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.  A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our common stock.

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

We may not pay dividends.

We have not previously paid any cash dividends, and we do not anticipate paying any dividends on our ordinary shares. Dividend policy is subject to the discretion of our Board of Directors (“BOD”) and will depend on, among other things, our earnings, financial condition, capital requirements and other factors. Under BVI law, we may only pay dividends from profits or credit from the share premium account (the amount paid over par value), and we must be solvent before and after the dividend payment. If we determine to pay dividends on any of our ordinary shares in the future, as a holding company, we will be dependent on receipt of funds from our operating subsidiaries.

Risks Related to our Grass Business

We currently have no meaningful customers for our grass business although we are starting to make progress.  If we are unable to attract any customers, our grass business will suffer.

We commenced our grass business in October 2008 and have not recorded substantial revenues yet.  While we believe we will be able to attract customers and achieve revenues, we cannot assure you we will.  There is no assurance that our potential customers will determine that using GKG for biomass or animal feed purposes will be commercially viable.  Further such customers may find other grass or plant products superior to GKG for their needs.  If we fail to attract a sufficient number of customers that purchase a sufficient amount of grass, our grass business will fail.

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

We have a sublicense relationship with respect to the GKG license.  If the license from our sublicensor is cancelled, terminated or otherwise is adversely affected, our sublicense may be materially affected.

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

Risks Related to our Framed Art Business

We are heavily dependent on one major customer for our revenues

For 2010 and 2009, sales to one customer comprised 82% and 79%, respectively, of our total revenues.  We believe this concentration of sales to one customer will continue in the near future. We do not have a long-term contract with this customer. A loss of this customer or even a dramatic reduction in sales could significantly reduce our future revenues and profitability.

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

We rely on outside content providers; therefore our revenues will be materially and adversely affected without adequate supply of content

We rely on outside sources to provide us visual content for our artwork, which we aggregate and make available to our customers. Although we work with entities we believe are reputable vendors, we cannot assure you such outside content provider will have the resources or personnel to provide us with content and artwork that is attractive to potential customers. If we are not able to acquire quality content in sufficient quantities that are favored by our customers, our revenue will be materially and adversely affected.

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

We conduct substantially all of our operations and generate most of our revenues in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

•	the higher level of government involvement;

•	the early stage of development of the market-oriented sector of the economy;

•	the rapid growth rate;

•	the higher level of control over foreign exchange; and

•	the allocation of resources.

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

China’s economic policies could affect our business.

A substantial portion of our assets are located in China and a significant portion of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China. While China’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of the PRC, but they may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations. The economy of the PRC has been changing from a planned economy to a more market-oriented economy. In recent years, the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises. However, a substantial portion of productive assets in the PRC are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over the PRC’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Most of our revenues and expenses are denominated in Renminbi. Under PRC law, the Renminbi is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, IPA China may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange (“SAFE”), by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenues will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

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

In October 2005, the SAFE issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE notice, which requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an “offshore special purpose company,” for the purpose of overseas equity financing involving onshore assets or equity interests held by them. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. Moreover, if the offshore special purpose company was established and owned the onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC shareholder of any offshore special purpose company fails to make the required SAFE registration and amendment, the PRC subsidiaries of that offshore special purpose company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore special purpose company. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association, by the Business Companies Act (No 16 of 2004) and the common law of the BVI. The rights of shareholders to take action against the directors, actions by minority shareholders, and the fiduciary responsibilities of our directors to us under BVI law are to a large extent governed by the common law of the BVI. The common law in the BVI is derived in part from comparatively limited judicial precedent in the BVI as well as from English common law, the decisions of whose courts are of persuasive authority but are not binding on a court in the BVI. The rights of our shareholders and the fiduciary responsibilities of our directors under BVI law in this area may not be as clearly established as they would be under statutes or judicial precedent in existence in some jurisdictions in the United States. In particular, the BVI has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate laws. Moreover, our company could be involved in a corporate combination in which dissenting shareholders would have no rights comparable to appraisal rights which would otherwise ordinarily be available to dissenting shareholders of United States corporations. Also, we are not aware of a significant number of reported class actions or derivative actions having been brought in BVI courts. Such actions are ordinarily available in respect of United States corporations in US courts. Finally, BVI companies may not have standing to initiate shareholder derivative action before the federal courts of the United States. As a result, our public shareholders may face different considerations in protecting their interests in actions against the management, directors or our controlling shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States, and our ability to protect our interests may be limited if we are harmed in a manner that would otherwise enable us to sue in a United States federal court.

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

There are common law rights for the protection of shareholders that may be invoked (such rights have also now been given statutory footing under the Act), largely dependent on English company law, since the common law of the BVI for business companies is limited. Under the general rule pursuant to English company law known as the rule in Foss v. Harbottle, a court will generally refuse to interfere with the management of a company at the insistence of a minority of its shareholders who express dissatisfaction with the conduct of the company’s affairs by the majority of the BOD. However, every shareholder is entitled to have the affairs of the company conducted properly according to law and the constituent documents of the corporation. As such, if those who control the company have persistently disregarded the requirements of company law or the provisions of the company’s memorandum or articles of association, then the courts will grant relief. Generally, the areas in which the courts will intervene are the following: (i) an act complained of which is outside the scope of the authorized business or is illegal or not capable of ratification by the majority, (ii) acts that constitute fraud on the minority where the wrongdoers control the company, (iii) acts that infringe on the personal rights of the shareholders, such as the right to vote, and (iv) where the company has not complied with provisions requiring approval of a special or extraordinary majority of shareholders, which are more limited than the rights afforded minority shareholders under the laws of many states in the US.

Risks Related To An Investment In Our Stock

There may not be an active, liquid trading market for our ordinary shares.

We have received approval for public trading of our Company stock on the OTC Bulletin Board.  The first public trading in our Company stock began November 8, 2010.  There is no guarantee that there will be an active liquid market for our shares in the future.

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

The market price of our ordinary shares could decline as a result of sales of substantial amounts of our ordinary shares in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of ordinary shares. There were 8,600,000 ordinary shares outstanding after the effectiveness of our Form S-1 registration statement with the Securities and Exchange Commission (“SEC”).  As of the filing for this Form 10-K Annual Report, that number is still the ordinary shares outstanding.  All of the ordinary shares sold in our initial public offering were freely transferable without restriction or further registration under the Securities Act, except for any shares purchased by our “affiliates,” as defined in Rule 144 of the Securities Act. The remaining ordinary shares will be “restricted securities” as defined in Rule 144. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.  In addition, we recently registered 1,400,000 ordinary shares underlying our stock options under a Form S-8.  If the options were exercised and resold under this registration statement, they could have a further depressing effect.

If our parent company VIASPACE cannot make the cash payment due to Chang on May 14, 2011, or some other alternate arrangement is not reached, then Chang could greatly increase his ownership in our equity securities and have greater influence on shareholder actions.

On May 14, 2010, our parent company VIASPACE entered into a secured Note with Sung Hsien Chang and must pay Chang $5,331,025 over a five-year period.  Interest accrues at 6%.  The principal must be repaid in five equal installments of $1,066,205 on the first through fifth anniversary of the issuance date. The first payment is due May 14, 2011.  Chang may elect to receive payments in cash or VIASPACE equity securities. The Note is secured by certain assets of VIASPACE, including all securities of VGE held by VIASPACE.  The Note is also secured by the assets of VGE, IPA BVI and IPA China.  The Note may be accelerated upon an event of default under the note which includes failure to repay any amount owed, or breach of certain representations, warranties and covenants. The Note also includes various affirmative covenants, including legal compliance and insurance maintenance; and negative covenants, including VIASPACE maintaining a net worth of $5 million on a consolidated basis.  If VIASPACE is ultimately unable to make this cash payment, or some other alternate arrangement is not reached, VIASPACE would be required to transfer all of the shares of VGE it holds to Chang.  This would cause Mr. Chang to have greater influence on shareholder decisions.

Our major shareholders, directors and officers will control a majority of our ordinary shares, decreasing your influence on shareholder decisions.

Our major shareholder is VIASPACE Inc. which holds 6,506,000 ordinary shares at December 31, 2010, or approximately 75.7% of our outstanding shares.  Officers and directors beneficially own 400,000 ordinary shares.  If VIASPACE does not make its cash payment to Chang on May 14, 2011, or some other alternate arrangement is not reached, Chang has the ability to require VIASPACE to transfer all of the shares of VGE it holds to him.  We would then be controlled by Chang rather than our current parent company, VIASPACE Inc.   This concentration of ownership and voting power may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our ordinary shares. These actions may be taken even if they are opposed by our other shareholders, including those who purchase shares in the Company. See “Principal Shareholders.”

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

Total rent expense for all locations for 2010 was approximately $29,000.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters were submitted to a vote of the majority of common security holders during the fourth quarter of 2010.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Prices

The Company is a newly registered company listed and principally quoted on the OTC Bulletin Board (“OTCBB”) under the trading symbol “VGREF.OB”.  The first day of trading for the Company’s common stock was November 8, 2010.

The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTCBB.  The price information in the table below reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarterly period	High		Low
Fiscal year ended December 31, 2010:
First Quarter	$	―	$	―
Second Quarter	$	―	$	―
Third Quarter	$	―	$	―
Fourth Quarter		$3.00		$4.00

Holders

At March 28, 2011, there were 56 shareholders of record of the Company’s Common Stock.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends on our common stock in the foreseeable future.  There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends in the future.  Our future dividend policy will be examined periodically by our BOD based upon conditions then existing, including our earnings and financial condition, capital requirements and other relevant factors.

Equity Compensation Plan

The Company’s equity compensation plan is discussed under the section titled “Equity Compensation Plan Information” under “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters” below.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in 2010.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) international business company (“we”, “us”, “VGE” or the “Company”) is the parent company of Inter Pacific Arts Corporation, a BVI international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a Peoples Republic of China (“PRC” or “China”) company (“IPA China”).  IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China.  IPA BVI owns all equity interests of IPA China.  IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. IPA China also has a sublicense to a fast-growing, high yield, low carbon, nonfood energy crop called Giant KingTM Grass (“GKG”) which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics.  Cellulosic ethanol, bio butanol and other liquid biofuels, collectively called “Grassoline,” do not use corn or other food sources as feedstock.  GKG can also be used as animal feed.  GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that the process is approximately carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of  GKG and fertilizer, so that the overall process of growing and burning GKG probably has some net carbon dioxide emissions, but much lower emissions than burning coal or other fossil fuels directly to create the same amount of energy.   GKG has been independently tested by customers and been shown to have satisfactory energy content, high bio methane production, and high potential for biofuels and biochemicals. VGE launched a new website in 2010 which can be viewed at www.VIASPACEGreenEnergy.com.  Information contained on, or accessible through, our website should not be deemed as part of this annual report.

We are growing GKG on approximately 280 acres of leased land in China to serve as a nursery to provide seedlings for large bioenergy projects, a demonstration plantation for potential partners and customers to visit, to provide samples for testing by potential customers, and as a grass source for our own Green LogTM product.   VGE is headquartered in California with business activities in China.

As of December 31, 2010 VIASPACE Inc. (“VIASPACE” or “Parent”) owns 75.7% of the outstanding common shares of VGE.  As of December 31, 2009 VIASPACE owned 59.3% of the outstanding common shares of VGE.

The Company’s web site is www.VIASPACEGreenEnergy.com.

Critical accounting policies and estimates

Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR60”) issued by the SEC, suggests companies provide additional disclosure and commentary on those accounting policies considered most critical.  FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application.  For a summary of the Company’s significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements.

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period.  On an ongoing basis, the Company evaluates its estimates, which are based on historical experience and on various other assumptions believed to be reasonable under the circumstances.  The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions.  The accounting policies discussed below require significant management judgments and estimates.

IPA BVI and IPA China have generated revenues on product shipments. In accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”, codified in FASB ASC Topic 605, IPA recognizes product revenue provided (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured.  Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments.  Our standard shipping terms are free on board shipping point.  Some of the Company’s products are sold in the PRC and are subject to Chinese value-added tax.  This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.  Revenue is recorded net of VAT taxes.

The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources.  There is no assurance actual results will not differ from these estimates.

See footnotes in the accompanying financial statements regarding recent financial accounting developments.

Results of Operations

Year Ended December 31, 2010 versus Year Ended December 31, 2009

Revenues

Revenues were $3,247,000 and $3,618,000 for 2010 and 2009, respectively, a decrease of $371,000 or 10%.  Sales of framed artwork were down by 10% during 2010 compared with 2009 as customer filled orders were lower.   During the fourth quarter of 2010, the Company recorded $7,000 in grass revenues related to the sale of its Green Log fireplace logs made from GKG.  All revenues recorded during 2009 are from the Company’s framed artwork segment.

Cost of Revenues

Costs of revenues were $2,271,000 and $2,020,000 for 2010 and 2009, respectively, an increase of $251,000 or 12%.  Framed artwork costs of revenues were greater than expected due to higher manufacturing costs.  The Company had $6,000 in grass cost of revenues related to the sale of its Green Log fireplace logs in 2010.  All of the cost of revenues recorded during 2009 are from the Company’s framed artwork segment.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues from 2009 to 2010 was a decrease in gross profits from $1,598,000 in 2009 to $976,000 in 2010, a decrease of $622,000 or 39%.  The decrease in gross profit was due to the decrease in artwork revenues.

Operations Expenses

Operations expenses were $152,000 and zero for 2010 and 2009, respectively.  The increase in expenses is primarily due to operations expenses incurred by VGE in the production of its GKG in China.  In 2010, this includes costs for salaries, equipment, maintenance, utilities and fuel.  The Company expects operations expenses for VGE to increase in the future as more expenditures are incurred to grow, harvest and produce GKG.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,522,000 and $1,718,000 for 2010 and 2009, respectively, a decrease of $196,000 or 11%.

Framed Artwork Segment
Of the total amounts, the framed artwork segment had selling, general and administrative expenses of $568,000 and $839,000 for 2010 and 2009, respectively, a decrease of $271,000, or 32%, primarily due to lower commissions on framed artwork sales.

Grass Segment
Of the total amounts, the grass segment had selling, general and administrative expenses of $954,000 and $879,000 for 2010 and 2009, respectively, an increase of $75,000.  Stock option compensation expense increased $334,000 in 2010 as compared with 2009 as new stock options were granted in 2010.  Payroll and benefits expenses decreased $150,000 in 2010 due to reduced employees and consultants.  Travel increased $23,000 in 2010 due to marketing efforts to sell and promote GKG.  Legal fees decreased $59,000 in 2010 due to lower levels of legal services required.  Professional accounting fees decreased $44,000 in 2010 due to the timing of audit bills submitted.   Other expenses decreased $29,000 in 2010 as compared with 2009.

Loss from Operations

The resulting effect on these changes in gross profit, operations, and selling, general and administrative expenses was an increase in loss from operations of $578,000 from 2009 to 2010.

Framed Artwork Segment
Of the total amounts, the framed artwork segment had decreased income from operations of $351,000 from 2009 to 2010 due to lower artwork revenues in 2010 and higher manufacturing costs.

Grass Segment
Of the total amounts, the grass segment had an increased loss from operations of $227,000 in 2010 as compared with 2009 due to higher grass expenses in 2010 as noted above.

Other Income (Expense), Net

Other Income

Other income increased $166,000 from 2009 to 2010 primarily due to interest income being charged on the amounts owed to the Company by Sung Hsien Chang and JJ International.

Liquidity and Capital Resources

Period from January 1, 2010 through December 31, 2010

The Company’s net loss for 2010 was $529,000.   Non-cash expenses totaled $452,000 for the year ended December 31, 2010 and was composed of $332,000 of stock option compensation expense and $120,000 of depreciation and amortization expense.  Related party receivables and payables, net, used $350,000 of cash for 2010.  General working capital used $310,000 in 2010.  Net cash used in operating activities was $737,000 for 2010.

Net cash used in investing activities was $152,000 for 2010.  This is primarily for capital expenditures of $156,000 incurred by VGE in building a new storage facility and purchasing equipment for its GKG business.  The Company also received proceeds of $17,000 from the disposal of a vehicle.  In addition, VGE incurred $13,000 in costs associated with entering into a new land lease in the PRC to grow GKG.

The Company expects cash on hand as of December 31, 2010 and future operating cash flow to fund operations for a minimum of the next twelve months, and as such, the Company has no immediate need for additional outside financing.  However, if revenue forecasts are not met or if future operating expenses or capital requirements increase beyond our control; the Company may need to seek additional cash resources through the sale of equity securities or debt securities.

Contractual Obligations

The Company does not have any other major outstanding contractual obligations except for the following employment agreements:

Employment Agreements

On May 14, 2010, VGE entered into two-year employment agreements with each of Carl Kukkonen, Sung Hsien Chang and Stephen Muzi.  Dr. Kukkonen would serve as Chief Executive Officer of VGE, Mr. Chang as President of VGE, and Mr. Muzi as Chief Financial Officer, Treasurer and Secretary of VGE.  Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi would receive $180,000 per annum.  For the first 12 months, Messrs. Kukkonen and Muzi would be paid by VIASPACE.  The remainder of the employment term they would be paid by VGE.  Each of them would be entitled to a bonus as determined by the VGE BOD, customary insurance and health benefits, 20 business days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment.

Inflation and Seasonality

We have not experienced material inflation during the past two years.  Seasonality has historically not had a material effect on our operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2010.

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

Foreign Exchange Risk. Although we use US dollars as our reporting currency and our artwork revenue is denominated in US dollars, our operations are carried out in RMB and we maintain RMB denominated bank accounts. We, therefore, are subject to currency risk. Although the conversion of the RMB is highly regulated in China, the value of the RMB against the value of the US dollar or any other currency nonetheless may fluctuate in value within a narrow band against a basket of certain foreign currencies. China is currently under significant international pressures to liberalize this government currency policy, and if such liberalization were to occur, the value of the RMB could appreciate or depreciate against the US dollar. Unfavorable changes in the exchange rate between the RMB and the US dollar may result in a material effect upon accumulated other comprehensive income recorded as a charge in shareholders’ equity. We do not use derivative instruments to reduce our exposure to foreign currency risk.

In addition, the RMB is not a freely convertible currency. IPA China, our Chinese subsidiary, is not permitted to pay outstanding current account obligations in foreign currency, but rather must present the proper documentation to a designated foreign exchange bank. We cannot guarantee that all future local currency can be repatriated.

Inflation. Although China has experienced an increasing inflation rate, inflation has not had a material impact on our results of operations during 2010 and 2009.

ITEM 7. FINANCIAL STATEMENTS

See the Company’s audited financial statements on pages F-1 through F-15.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls and procedures.  Disclosure controls are controls and procedures designed to reasonably assure information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed to reasonably assure such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

At the end of the period covered by this report and at the end of each fiscal quarter therein, the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded these disclosure controls and procedures were effective at the reasonable assurance level described above as of the end of the period covered in this report.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our BOD, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on such assessment, we believe our internal controls over financial reporting were effective as of December 31, 2010.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this annual report on Form 10-K.

Changes in internal controls over financial reporting.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company is a non-accelerated filer with the SEC.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT

Executive Officers and Directors

The following table sets forth our executive officers and directors, their ages and the positions held by them.   None of the directors listed below are independent directors:

Name	Age	Position Held
Dr. Carl Kukkonen	65	Chief Executive Officer and Director
Mr. Sung Hsien Chang	48	President and Director
Mr. Samuel Chen	64	Director
Mr. Stephen Muzi	47	Chief Financial Officer

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

Samuel Chen.  Mr. Chen has been a Director of the Company since May 2010.   Mr. Chen has been the President and CEO of Global Commerce Bank since February 2007. Mr. Chen has amassed over 25 years of banking experience. In 1987, Mr. Chen co-founded Metro Bank, a New York Stock Exchange listed corporation based out of Houston, Texas. In 1998, he co-founded American First National Bank, and served as an Executive Director until 2005. Mr. Chen is the founder and President of Chen's Financial Group, Inc., a Federal SBA Licensee under the Small Business Investment Act of 1958. He also holds a real estate license in Texas and is actively involved in the management and development of multifamily apartments, franchised hotels, and commercial properties. Mr. Chen is a member and Director of Houston Taiwanese Innkeepers Association, charter founder of Houston Chinese American Lions Club, member and honorary Vice President of Houston Chinese Chamber of Commerce, and a member of the Atlanta Taiwanese Chamber of Commerce.

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

Board of Directors and Board Committees

Our BOD currently consists of three (3) members. We expect all current directors will continue to serve in their capacity. There are no family relationships between any of our executive officers and directors.

A director may vote in respect of any contract or transaction in which he is interested, provided, however the nature of the interest of any director in any such contract or transaction shall be disclosed by him at or prior to its consideration and any vote on that matter. A general notice or disclosure to the directors or otherwise contained in the minutes of a meeting or a written resolution of the directors or any committee thereof that a director is a shareholder of any specified firm or company and is to be regarded as interested in any transaction with such firm or company shall be sufficient disclosure and after such general notice it shall not be necessary to give special notice relating to any particular transaction.

There are no membership qualifications for directors. Further, there are no share ownership qualifications for directors unless so fixed by us in a general meeting.  There are no other arrangements or understandings pursuant to which our directors are selected or nominated.

Audit Committee.  Expected to be established in 2011.

Compensation Committee.  Expected to be established in 2011.

Governance and Nominating Committee.  Expected to be established in 2011.

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

Director Compensation

All directors hold office until the expiration of their respective terms and until their successors have been duly elected and qualified. There are no family relationships among our directors or executive officers. Officers are elected by and serve at the discretion of the BOD. Employee directors do not receive any compensation for their services. Non-employee directors may receive cash, stock or stock options for their service on the BOD. In addition, non-employee directors are entitled to receive compensation for their actual travel expenses for each BOD meeting attended.   None of our directors received any director compensation for serving on the BOD in 2010.  Directors who are our officers received salary and stock options which is included in the Summary Compensation Table in Item 10 of this Form 10-K

Limitation of Director and Officer Liability

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

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

The Company expects to adopt a code of ethics that applies to its principal: executive officers, financial officer, accounting officer or controller, or persons performing similar functions in 2011.

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

(ii)
any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member. (covering stock, commodities or derivatives exchanges, or other SROs).

ITEM 10. EXECUTIVE COMPENSATION

The following table shows the annual compensation paid by us to Dr. Carl Kukkonen, our principal executive officer, for the year ended December 31, 2010 and our executive officers who were paid more than $100,000 per annum.  Other than the officers listed, no other officer had total compensation during either of the previous two years of more than $100,000.  The Named Executive Officers are the Company’s Chief Executive Officer, President and Chief Financial Officer.

Summary Compensation Table
Name	Year	Salary (1) ($)	Bonus ($)	Stock Awards ($)	Option Awards (2) ($)	All Other Compensation ($)	Total ($)
Carl Kukkonen	2010	―	―	―	206,253	―	206,253
Chief Executive Officer (Principal Executive Officer)	2009 2008	40,000 ―	— —	— —	— —	— —	40,000 —

Sung Hsien Chang	2010	240,000	―	―	206,253	―	446,253
President and Chief Executive Officer of IPA BVI and IPA China	2009 2008	240,000 40,000	— —	— —	— —	— —	240,000 40,000

Stephen Muzi	2010	―	―	―	93,753	―	93,753
Chief Financial Officer (Principal Financial Officer)	2009 2008	30,000 ―	— —	— —	— —	— —	30,000 ―
__________________
(1)
Salary amounts shown are amounts paid by the Registrant to the officers listed.  VIASPACE Inc., parent company of the Registrant paid salary in 2010, 2009 and 2008 to Dr. Carl Kukkonen and Mr. Stephen Muzi, which amounts are not included in the financial statements of the Registrant but rather shown in the financial statements of VIASPACE Inc.

(2)
Represents the dollar amount recognized as compensation expense for financial statement reporting purposes for 2010 under FASB ASC Topic 718, Share-Based Payment, and not an amount paid to or realized by the Named Executive Officer.  The amount shown includes awards granted in 2010.  Assumptions used in the calculation of this amount are included in the footnotes to the Company’s consolidated audited financial statements for 2010.  There can be no assurance the amounts determined by FASB ASC Topic 718 will ever by realized.

Stock Incentive Plan

Our BOD and majority of shareholders adopted a stock incentive plan in 2009 that provides for stock option and stock grants for our employees, directors and consultants. 1,400,000 ordinary shares (16.28% of outstanding shares at December 31, 2010) will initially be reserved in the stock incentive plan.  The number of shares in the stock option plan will adjust annually and remain at 16.28% of outstanding shares. The options will vest at a rate determined by the company's directors and have an exercise price of at least 80% of the market price of our shares on the date the options are granted.  On March 25, 2010, VGE granted stock options to the following:  Carl Kukkonen, CEO 550,000 stock options; Sung Hsien Chang, President 550,000 stock options; and Stephen Muzi, CFO 250,000 stock options.

Narrative Disclosure to Summary Compensation Table

Employment Agreements and Arrangements

On May 14, 2010, VGE entered into two-year employment agreements with each of Carl Kukkonen, Sung Hsien Chang and Stephen Muzi.  Dr. Kukkonen would serve as Chief Executive Officer of VGE, Mr. Chang as President of VGE, and Mr. Muzi as Chief Financial Officer, Treasurer and Secretary of VGE.  Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi would receive $180,000 per annum.  For the first 12 months, Messrs. Kukkonen and Muzi would be paid by VIASPACE.  The remainder of the employment term they would be paid by VGE.  Each of them would be entitled to a bonus as determined by the VGE BOD, customary insurance and health benefits, 20 business days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment.

Stock Option Grants

The following table provides information on stock options granted in 2010 to each of the Company’s Named Executive Officers. There can be no assurance the Grant Date Fair Value of Stock and Option Awards will ever be realized.

VIASPACE GREEN ENERGY INC.
GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (2)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Carl Kukkonen	3/25/10								550,000	$0.80	$362,828
Sung Hsien Chang	3/25/10								550,000	$0.80	$362,828
Stephen Muzi	3/25/10								250,000	$0.80	$164,922

(1)
Options allow the grantee to purchase a share of VGE common stock for the fair market value of a share of VGE Common Stock on the grant date. Options vest monthly over 24 months.  If a grantee’s employment is terminated, options then vested expire five years from termination date and unvested options expire immediately.

(2)
Represents the aggregate FASB ASC Topic 718 values of options granted during the year. There can be no assurance the options will ever be exercised (in which case no value will be realized by the executive) or the value on exercise will equal the FASB ASC Topic 718 value.

Outstanding Equity Awards at Fiscal Year End

The following table shows the number of equity awards held by the Company’s Named Executive Officers on December 31, 2010.

VIASPACE GREEN ENERGY INC.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
DECEMBER 31, 2010

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Carl Kukkonen	206,253	343,747		$ 0.80	3/25/20
Sung Hsien Chang	206,253	343,747		$ 0.80	3/25/20
Stephen Muzi	93,753	156,247		$ 0.80	3/25/20

There were no shares of the Company’s common stock acquired during 2010 upon the exercise of the options.

Director Compensation

The Company did not provide director compensation in 2010.  The Company will review its compensation plan for the Company’s non-employee directors during 2011.

Retirement Plans

The Company does not have any retirement plans that executives participate in at December 31, 2010.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 29, 2010 by (i) each person who beneficially owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified below, and (iii) all directors and executive officers as a group.  Percentage of beneficial ownership is based on 8,600,000 shares outstanding as of March 28, 2011.

Name	Number of Shares Beneficially Owned	Exercisable Options Beneficially Owned (a)	Total Number of Shares and Exercisable Options Beneficially Owned	Percent of Class of Common Stock (b)

Directors:
Carl Kukkonen, CEO	―	320,833	320,833	3.4%
Sung Hsien Chang, President (d)	400,000	320,833	720,833	7.7%
Samuel Chen	―	―	―	―

Other Named Officers:
Stephen J. Muzi, CFO	―	145,833	145,833	1.6%

All Named Executive Officers and Directors as a group (4 persons)	400,000	787,500	1,187,500	12.7%

Other 5% Owners:
VIASPACE Inc. (c)	6,503,940	―	6,503,940	69.3%

_________________
* Represents less than 1%.

(a)	Includes options that become exercisable on or before May 28, 2011.

(b)
The percent of Common Stock owned is calculated using the sum of the number of shares of Common Stock owned as of March 28, 2011 and the number of options of the beneficial owner that are exercisable on or before May 28, 2011.

(c)
VIASPACE Inc. is the parent company of VIASPACE Green Energy Inc.  The natural person with voting and dispositive power of ordinary shares held by VIASPACE Inc. is Carl Kukkonen, CEO of VIASPACE Inc. and VIASPACE Green Energy Inc.  Mr. Kukkonen disavows ownership of such shares.

(d)	Includes 400,000 shares held by a company of which his wife and mother is the control person.

Equity Compensation Plans

Our current stock option plan is explained in detail in the footnotes to the accompanying consolidated financial statements and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and other awards to the Company’s employees, officers, directors or consultants.

Issued and outstanding stock options under the plan at December 31, 2010 are shown in the tables above.

Changes in Control Arrangements

No change in control arrangements existed at December 31, 2010.

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

Related Party Receivables

Included in the Company’s consolidated balance sheets at December 31, 2010 and 2009 are Related Party Receivables and Payables.  The Related Party Receivables and Payables are detailed below.  Sung Hsien Chang is a Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI.  JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately.  JJ also acts as a distributor of product for VGE.  IPA China recorded revenues of $362,000 from JJ for the year ended December 31, 2010.  IPA BVI is charging JJ interest income on the outstanding receivable balance at an interest rate of 6%.  For the year ended December 31, 2010, $97,000 was recorded as interest income to JJ.  This amount is included in Other Income in the Company’s Consolidated Statements of Operations.

The following table represents a summary of Related Party Receivables at December 31, 2010 and 2009:

	2010	2009
Due from Sung Hsien Chang	$—	$759,000
Due from JJ International	1,259,000	1,134,000
Due from employee of IPA China	21,000	18,000
Total	$1,280,000	$1,911,000

On April 14, 2010, Sung Hsien Chang owed IPA BVI $807,833 including interest for loans and advances.  Mr. Chang repaid IPA BVI on that date by transferring 56,889,650 shares of the common stock of VIASPACE to IPA BVI.  The amount was repaid at fair market value and represented a closing price of VIASPACE common stock of $0.0142 per share.  This amount is shown as an asset on the consolidated balance sheet of VGE.

Related Party Payables

The following table is a summary of Related Party Payables at December 31, 2010 and 2009:

	2010	2009
Due to employee of IPA China	$6,000	$20,000
Due to JJ International	17,000	29,000
Due to Parent	9,000	35,000
Total	$32,000	$84,000

Employment Agreements

On May 14, 2010, VGE entered into two-year employment agreements with each of Carl Kukkonen, Sung Hsien Chang and Stephen Muzi.  Dr. Kukkonen would serve as Chief Executive Officer of VGE, Mr. Chang as President of VGE, and Mr. Muzi as Chief Financial Officer, Treasurer and Secretary of VGE.  Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi would receive $180,000 per annum.  For the first 12 months, Messrs. Kukkonen and Muzi would be paid by VIASPACE.  The remainder of the employment term they would be paid by VGE.  Each of them would be entitled to a bonus as determined by the VGE BOD, customary insurance and health benefits, 20 business days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment.

Director Independence

Mr. Samuel Chen is the only BOD member who qualifies as "independent" as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200.

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

10.16
Subsidiary Guarantee dated May 14, 2010 by and between the Registrant, Inter-Pacific Arts Corporation, Guangzhou Inter Pacific Arts and Sung Hsien Chang (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 18, 2010).

10.17
Form of Security Agreement dated May 14, 2010 by and between the Registrant, Inter-Pacific Arts Corporation, Guangzhou Inter Pacific Arts and Sung Hsien Chang (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed May 18, 2010).

10.18
Form of Stock Pledge Agreement dated May 14, 2010 by and between the Registrant, Inter-Pacific Arts Corporation and Sung Hsien Chang (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed May 18, 2010).

10.19	Employment Agreement dated May 14, 2010 by and among Registrant, VIASPACE Inc. and Carl Kukkonen (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-K filed May 18, 2010).

10.20	Employment Agreement dated May 14, 2010 by and among Registrant, VIASPACE Inc. and Stephen Muzi (incorporated herein by reference to Exhibit 10.5 of the Company’s Form 8-K filed May 18, 2010).

10.21	Employment Agreement dated May 14, 2010 by and between Registrant and Sung Hsien Chang (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 8-K filed May 18, 2010).

10.22	Registration Rights Agreement dated May 14, 2010 by and between the Registrant and Chang (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 8-K filed May 18, 2010).

21.1	List of Subsidiaries of the Registrant (1)

23.1	Consent of Goldman Kurland Mohidin LLP dated March 30, 2011 (1)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (1)

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

________________
(1)	Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2010	2009
Audit Fees	$122,000	$168,000
Audit-Related Fees	―	―
Tax Fees	―	―
	$122,000	$168,000

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Company expects to establish an Audit Committee in 2011.  Consistent with SEC policies regarding auditor independence, our Audit Committee will have the responsibility for appointing, setting compensation and overseeing the work of the independent auditor.  In recognition of this responsibility, the Audit Committee will establish a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year's audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1.
Audit services include audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.
Audit-Related services are for assurance and related services traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2011.

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

SIGNATURE	TITLE	DATE

/s/ CARL KUKKONEN	Chief Executive Officer	March 30, 2011
Carl Kukkonen	(Principal Executive Officer and Director)

/s/ STEPHEN J. MUZI	Chief Financial Officer	March 30, 2011
Stephen J. Muzi	(Principal Financial and Accounting Officer)

/s/ SUNG HSIEN CHANG	Director	March 30, 2011
Sung Hsien Chang

/s/ SAMUEL CHEN	Director	March 30, 2011
Samuel Chen

ITEM 7. FINANCIAL STATEMENTS

VIASPACE GREEN ENERGY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
VIASPACE Green Energy Inc.

We have audited the accompanying consolidated balance sheets of VIASPACE Green Energy Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VIASPACE Green Energy Inc. and Subsidiaries as of December 31, 2010 and 2009 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2010 and 2009, in conformity with US generally accepted accounting principles.

/s/ Goldman Kurland and Mohidin LLP

Goldman Kurland and Mohidin LLP
Encino, California
March 30, 2011

VIASPACE GREEN ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	December 31	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and equivalents	$114,000	$984,000
Accounts receivable, net of allowance for doubtful accounts of $0 in 2010 and $18,000 in 2009	303,000	188,000
Inventory	551,000	455,000
Prepaid expenses	33,000	36,000
Related party receivables	1,280,000	1,911,000
Other current assets	155,000	4,000
TOTAL CURRENT ASSETS	2,436,000	3,578,000

FIXED ASSETS, net of accumulated depreciation	993,000	927,000

OTHER ASSETS:
Land Use Right, net of accumulated amortization	558,000	586,000
License to Grass, net of accumulated amortization	453,000	478,000
Goodwill	12,322,000	12,322,000
Other Assets	812,000	4,000
TOTAL OTHER ASSETS	14,145,000	13,390,000

TOTAL ASSETS	$17,574,000	$17,895,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$278,000	$344,000
Related party payables	32,000	84,000
Accrued expenses	106,000	113,000
TOTAL CURRENT LIABILITIES	416,000	541,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,600,000 issued and outstanding in 2010 and 2009	9,000	9,000
Additional paid in capital	17,682,000	17,374,000
Accumulated comprehensive income	25,000	―
Accumulated deficit	(558,000)	(29,000)
Total stockholders’ equity	17,158,000	17,354,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,574,000	$17,895,000

See accompanying notes to consolidated financial statements.

VIASPACE GREEN ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE LOSS

	Years Ended December 31,
	2010	2009
REVENUES	$3,247,000	$3,618,000
COST OF REVENUES	2,271,000	2,020,000
GROSS PROFIT	976,000	1,598,000

OPERATING EXPENSES
Operations	152,000	―
Selling, general and administrative	1,522,000	1,718,000
Total operating expenses	1,674,000	1,718,000

LOSS FROM OPERATIONS	(698,000)	(120,000)

OTHER INCOME (EXPENSE)
Other expense	(4,000)	(7,000)
Other income	173,000	7,000
Total other income	169,000	―

LOSS BEFORE INCOME TAXES	(529,000)	(120,000)
Income taxes	―	―

NET LOSS	(529,000)	(120,000)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(25,000)	―

COMPREHENSIVE LOSS	$(554,000)	$(120,000)

NET LOSS PER SHARE OF COMMON STOCK - Basic and diluted	$(0.06)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic and diluted	8,600,000	8,600,000

See accompanying notes to consolidated financial statements.

VIASPACE GREEN ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income		Retained Earnings (Accumulated Deficit)	Total

BALANCE, DECEMBER 31, 2008	8,600,000	$9,000	$17,398,000	$	―	$91,000	$17,498,000

Net loss						(120,000)	(120,000)
Other comprehensive expense:
Foreign currency translation expense					―		―

Amortization of capital contribution from Parent Company related to acquisition of Inter-Pacific Arts and Affiliate			(24,000)				(24,000)

BALANCE, DECEMBER 31, 2009	8,600,000	$9,000	$17,374,000	$	―	$(29,000)	$17,354,000

Net loss						(529,000)	(529,000)
Other comprehensive expense:
Foreign currency translation expense					25,000		25,000
Stock compensation expense related to stock options			332,000				332,000
Amortization of capital contribution from Parent Company related to acquisition of Inter-Pacific Arts and Affiliate			(24,000)				(24,000)

BALANCE, DECEMBER 31, 2010	8,600,000	$9,000	$17,682,000		$25,000	$(558,000)	$17,158,000

See accompanying notes to consolidated financial statements.

VIASPACE GREEN ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Years Ended December 31,
		2010		2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(529,000)		$(120,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		120,000		91,000
Stock option compensation		332,000		―
Gain on disposal of fixed assets		(15,000)		―
(Increase) decrease in:
Accounts receivable		6,000		59,000
Inventory		(92,000)		(113,000)
Related party receivable		―		―
Prepaid expenses		3,000		(16,000)
Other current assets		(128,000)		143,000
Increase (decrease) in:
Accounts payable		(75,000)		(192,000)
Related party payable		(350,000)		(12,000)
Accrued expenses		(9,000)		44,000
Net cash used in operating activities		(737,000)		(116,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of fixed assets		(156,000)		(269,000)
Additions of land use rights		(13,000)		(102,000)
Proceeds from disposal of fixed assets		17,000		―
Net cash used in investing activities		(152,000)		(371,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party loans		―		(1,045,000)
Net cash used in financing activities		―		(1,045,000)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS		19,000		―

NET DECREASE IN CASH AND EQUIVALENTS		(870,000)		(1,532,000)
CASH AND EQUIVALENTS, Beginning of year		984,000		2,516,000
CASH AND EQUIVALENTS, End of year		$114,000		$984,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$	―	$	―
Income taxes	$	―	$	―

See accompanying notes to consolidated financial statements.

VIASPACE GREEN ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) international business company (“we”, “us”, “VGE” or the “Company”) is the parent company of Inter Pacific Arts Corporation, a BVI international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a Peoples Republic of China (“PRC”) company (“IPA China”).  IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China.  IPA BVI owns all equity interests of IPA China.  IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. IPA China also has a sublicense to a fast-growing, high yield, low carbon, nonfood energy crop called Giant KingTM Grass (“GKG”) which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics.  Cellulosic ethanol, bio butanol and other liquid biofuels, collectively called Grassoline, do not use corn or other food sources as feedstock.  GKG can also be used as animal feed. GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that the process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of  GKG and fertilizer, so the overall process has some carbon dioxide emissions, but much lower than burning coal or other fossil fuels directly.   GKG has been independently tested by customers and been shown to have excellent energy content, very high bio methane production, and high potential for biofuels and biochemicals.

We are growing GKG on approximately 280 acres of leased land in China to serve as a nursery to provide seedlings for large bioenergy projects, a demonstration plantation for potential partners and customers to visit, to provide samples for testing by potential customers, and as a grass source for our own Green LogTM product.   VGE is headquartered in California with business activities in China.

Company History – VGE was formed on July 1, 2008.  Prior to October 21, 2008, VGE was 100% owned by VIASPACE Inc. (“VIASPACE” or “Parent Company”) and had no active operations.   On October 21, 2008, the majority shareholder of IPA BVI and IPA China, Sung Hsien Chang (“Chang”), entered into a Securities Purchase Agreement (the "Purchase Agreement") with VGE, VIASPACE and China Gate Technology Co., Ltd., a Brunei Darussalam company ("Licensor").  Under the Purchase Agreement, VGE acquired 100% of IPA BVI and the entire equity interest of IPA China from Chang.  In exchange, VIASPACE agreed to pay approximately $16 million in cash and newly-issued shares of VIASPACE and VGE stock.  In addition, VIASPACE issued shares of its common stock to Licensor for Licensor’s sublicense of certain grass technology to IPA China.  As of December 31, 2010 and 2009, VIASPACE owns 75.7% and 59.3%, respectively, of the outstanding common shares of VGE.

Basis of Presentation - The accompanying audited consolidated financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications were made to the December 31, 2009 consolidated financial statements to conform to the December 31, 2010 consolidated financial statement presentation.

Principles of Consolidation – VGE has a controlling interest in IPA BVI and IPA China and accounts for these subsidiaries under the consolidation method.  Under this method, an affiliated company’s results of operations are reflected within the Company’s consolidated statement of operations. Transactions between consolidated affiliated companies are eliminated in consolidation. The Company adopted “Business Combinations”, codified in FASB ASC Topic 805, which requires use of the purchase method for all business combinations initiated after June 30, 2001.

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

Cash and Equivalents - The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Concentration of Credit Risk - The Company’s financial instruments exposed to concentration of credit risk consist primarily of cash equivalents, accounts receivable and related party receivable. The Company maintains all of its cash accounts with high credit quality institutions. Such balances with any one institution may exceed FDIC insured limits.

Accounts Receivable Allowance for Doubtful Accounts - The allowance for doubtful accounts relates to specifically identified receivables that are evaluated individually for collectability.  We determine a receivable is uncollectible when, based on current information and events, it is probable we will be unable to collect amounts due according to the original contractual terms of the receivable agreement, without regard to any subsequent restructurings. Factors considered in assessing collectability include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy.  For 2010 and 2009, sales to one customer comprised 82% and 79%, respectively, of our total revenues.

Marketable Securities - The Company accounts for marketable securities in accordance with the provisions of “Accounting for Certain Investments in Debt and Equity Securities”, codified in FASB ASC Topic 320. This Topic provides accounting and disclosure guidance for investments in equity securities that have readily determinable fair values and all debt securities. It applies to marketable equity securities and all debt securities, carried at fair value with unrealized gains and losses, net of related deferred tax effect, and requires they be reported as an item of other comprehensive income. At December 31, 2010 and 2009, the Company did not have any marketable securities.

Inventory - Inventory is stated at the lower of cost or market.  Cost is determined using the average cost method.  Market is determined using net realizable value.  The Company writes down its inventory for estimated obsolescence, excess quantities and other factors in evaluating net realizable value.

The following is a summary of inventory at December 31, 2010:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$460,000	$	―	$460,000
Grass	78,000		13,000	91,000
Total	$538,000		$13,000	$551,000

The following is a summary of inventory at December 31, 2009:

Raw Materials
Framed-Artwork	$399,000
Grass	56,000
Total	$455,000

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

Land Use Right – All land in the PRC is government owned and cannot be sold to any individual or company.  IPA China acquired land use rights for the land occupied by its manufacturing facility in 2005.  VGE acquired land use rights in 2010 on approximately 13 hectares, or 33 acres in Guangdong province of the PRC to grow GKG.  As of December 31, 2010, VGE has land use rights of approximately 113 hectares, or 280 acres in Guangdong province of the PRC.

License – IPA China has a worldwide license for a fast-growing, high yield, low carbon, nonfood energy crop called GKG which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation.  IPA China sublicensed this right from China Gate Technology Co., Ltd. which obtained the original license from the inventor.  IPA China did not directly pay for the license.  VIASPACE issued shares of its common stock to Licensor upon the acquisition of IPA China by VIASPACE and VGE on October 21, 2008 to pay for the license.

Fair Value of Financial Instruments - “Disclosures about Fair Value of Financial Instruments,” codified in FASB ASC Topic 85, requires the Company disclose estimated fair values of financial instruments at least annually.  The recorded value of accounts receivables, related party receivables, related party payables, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded values of long-term debt and liabilities approximate fair value.

Income Taxes – The Company utilizes “Accounting for Income Taxes,” codified in FASB ASC Topic 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Segment Reporting and Geographic Information – "Disclosures about Segments of an Enterprise and Related Information", codified in FASB ASC Topic 280, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  At December 31, 2010, the Company's operations are conducted in two industry segments, Consumer Products segment specializes in manufacturing and selling high-quality, copyrighted, framed artwork to retail stores and Grass segment, through its growing, harvesting and selling of its GKG.  All of the Company’s revenues for 2010 are to customers in the United States.  The Consumer Products segment had revenues of $3,240,000 in 2010 and the Grass segment had revenues of $7,000.  In 2009, all revenues were in the Consumer Products segment.  All identifiable assets at December 31, 2010 are in the Asia/Pacific region and are related to the Consumer Products segment, with the exception of inventory, which is broken down by segment in Note 1 Inventory.

Net Income (Loss) Per Share - The Company computes net loss per share in accordance with “Earnings per Share”, codified in FASB ASC Topic 260. Under the provisions of this topic, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.

NOTE 2 — FIXED ASSETS

Fixed assets are comprised of the following at December 31, 2010 and December 31, 2009:

	2010	2009
Building	$772,000	$705,000
Machinery and equipment	417,000	356,000
Office equipment	77,000	73,000
Vehicles	170,000	167,000
Total property and equipment	1,436,000	1,301,000
Less: Accumulated depreciation	443,000	374,000
Fixed assets, net	$993,000	$927,000

Depreciation was $79,000 for 2010 and $61,000 for 2009.

NOTE 3 — LAND USE RIGHT

Land use right is composed of the following at December 31, 2010 and December 31, 2009:

	2010	2009
Land use right	$720,000	$707,000
Less: Accumulated amortization	162,000	121,000
Land use right, net	$558,000	$586,000

Amortization was $41,000 for 2010 and $30,000 for 2009.  The amortization for the next five years from December 31, 2010 will be:  2011 - $41,000; 2012 - $34,000; 2013 - $30,000; 2014 - $30,000; and 2015 - $30,000.

NOTE 4 — INTANGIBLE ASSETS

License to Grass

As more fully explained in Note 10, VIASPACE through its majority owned subsidiary VGE, acquired IPA China and IPA BVI on October 21, 2008.  IPA China has a worldwide license for a fast-growing, high yield, low carbon, nonfood energy crop called GKG which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation.  VIASPACE issued 30,576,007 shares to the Licensor of the GKG valued at $507,000 on the date of acquisition.  The grass license is amortized over an estimated useful life of 20 years.

Amortization was $25,000 for 2010 and 2009.  The amortization expense for the next five years from December 31, 2010 will be $25,000 in each year.

License to Grass is composed of the following at December 31, 2010 and December 31, 2009:

	2010	2009
License to Grass	$507,000	$507,000
Less: Accumulated amortization	54,000	29,000
License to Grass, net	$453,000	$478,000

Goodwill

As more fully explained in Note 10, the Company and Parent Company acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition.

NOTE 5 — RELATED PARTIES

Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Related Party Receivables

Included in the Company’s consolidated balance sheets at December 31, 2010 and 2009 are Related Party Receivables and Payables.  The Related Party Receivables and Payables are detailed below.  Sung Hsien Chang is a Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI.  JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately.  JJ also acts as a distributor of product for VGE.  IPA China recorded revenues of $362,000 from JJ for the year ended December 31, 2010.  IPA BVI is charging JJ interest income on the outstanding receivable balance at an interest rate of 6%.  For the year ended December 31, 2010, $97,000 was recorded as interest income to JJ.  This amount is included in Other Income in the Company’s Consolidated Statements of Operations.

The following table represents a summary of Related Party Receivables at December 31, 2010 and 2009:

	2010	2009
Due from Sung Hsien Chang	$—	$759,000
Due from JJ International	1,259,000	1,134,000
Due from employee of IPA China	21,000	18,000
Total	$1,280,000	$1,911,000

On April 14, 2010, Sung Hsien Chang owed IPA BVI $807,833 including interest for loans and advances.  Mr. Chang repaid IPA BVI on that date by transferring 56,889,650 shares of the common stock of VIASPACE to IPA BVI.  The amount was repaid at fair market value and represented a closing price of VIASPACE common stock of $0.0142 per share.  This amount is shown as an asset on the consolidated balance sheet of VGE.

Related Party Payables

The following table is a summary of Related Party Payables at December 31, 2010 and 2009:

	2010	2009
Due to employee of IPA China	$6,000	$20,000
Due to JJ International	17,000	29,000
Due to Parent	9,000	35,000
Total	$32,000	$84,000

Employment Agreements

On May 14, 2010, VGE entered into two-year employment agreements with each of Carl Kukkonen, Sung Hsien Chang and Stephen Muzi.  Dr. Kukkonen would serve as Chief Executive Officer of VGE, Mr. Chang as President of VGE, and Mr. Muzi as Chief Financial Officer, Treasurer and Secretary of VGE.  Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi would receive $180,000 per annum.  For the first 12 months, Messrs. Kukkonen and Muzi would be paid by VIASPACE.  The remainder of the employment term they would be paid by VGE.  Each of them would be entitled to a bonus as determined by the VGE Board of Directors (“BOD”), customary insurance and health benefits, 20 business days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment.

NOTE 6 — INCOME TAXES

IPA China is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% in 2009 on income reported in the statutory financial statements after appropriated tax adjustments.  VGE and IPA BVI are British Virgin Islands international companies and not subject to United States income taxes.

NOTE 7 – STOCK INCENTIVE PLAN

On June 2, 2009, the BOD of VGE adopted the 2009 Stock Incentive Plan (the “VGE Plan”). The VGE Plan was also approved by the holders of a majority of the Company’s common stock.  The VGE Plan provided for the reservation for issuance under the Plan of 1,400,000 shares of VGE common stock (16.28% of outstanding shares at December 31, 2010).  The number of shares in the stock option plan will adjust annually and remain at 16.28% of outstanding shares.

The VGE Plan is designed to provide additional incentive to employees, directors and consultants of the Company through the awarding of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards.   The VGE BOD administers the VGE Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the VGE Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant.  The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over a period determined by the VGE BOD.  50,000 shares were available for future grant at December 31, 2010.  On March 25, 2010, VGE granted stock options to the following:  Carl Kukkonen, VGE CEO 550,000 stock options; Sung Hsien Chang, VGE President 550,000 stock options; and Stephen Muzi, VGE CFO 250,000 stock options.  There were no stock options cancelled during 2010.

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

For stock options issued in 2010, the fair value was estimated at the date of grant using the following range of assumptions:

Risk free interest rate	3.37%
Dividends	0%
Volatility factor (estimated)	100.00%
Expected life	6.67 years
Annual forfeiture rate (estimated)	0%

The following table summarizes activity for employees and directors in VGE’s Plan for 2010:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	—	$—
Granted	1,350,000	0.80
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2010	1,350,000	$0.80	9.3	$1,190,000
Exercisable at December 31, 2010	506,000	$0.80	9.3	$3,173,000

The weighted-average grant date fair value of stock options granted to employees and directors during 2010 was $0.80 per share.  The Company recorded $334,000 of compensation expense under the VGE Plan for employee and director stock options for 2010.  At December 31, 2010, there was $557,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the VGE Plan that is expected to be recognized over a weighted average period of approximately one year and three months.  At December 31, 2010, the fair value of options vested for employees and directors was $405,000.  There were no options exercised during 2010.

NOTE 8 — NET LOSS PER SHARE

The Company computes net loss per share in accordance with FASB ASC Topic 260.  Under its provisions, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented.  Diluted earnings would customarily include, if dilutive, potential shares of common stock issuable upon the exercise of stock options and warrants.  The dilutive effect of outstanding stock options and warrants is reflected in earnings per share in accordance with FASB ASC Topic 260 by application of the treasury stock method.  For the periods presented, the computation of diluted loss per share equaled basic loss per share as the inclusion of any dilutive instruments would have had an antidilutive effect on the earnings per share calculation in the periods presented.

The following table sets forth common stock equivalents (potential common stock) at December 31, 2010 and 2009 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2010	2009

Stock Options	1,350,000	—

The following table sets forth the computation of basic and diluted net loss per share for 2010 and 2009, respectively:

	2010	2009
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(529,000)	$(120,000)
Denominator:
Weighted average shares of common stock outstanding	8,600,000	8,600,000

Net loss per share of common stock, basic and diluted	$(0.06)	$(0.01)

NOTE 9 — OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease.  Lease on land in the PRC is discussed in Note 1 and Note 3.  Rent expense charged to operations for 2010 and 2009 was $29,000 and $40,000, respectively.

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

NOTE 10— ACQUISITION OF IPA BVI AND IPA CHINA

On October 21, 2008, VIASPACE and VGE entered into a Securities Purchase Agreement (the "Purchase Agreement") with Sung Hsien Chang ("Chang"), and China Gate Technology Co., Ltd., a Brunei Darussalam company ("Licensor"). Under the Purchase Agreement, we agreed to acquire 100% of Inter-Pacific Arts Corp., a BVI international business company ("IPA BVI"), and the entire equity interest of Guangzhou Inter-Pacific Arts Corp., a Chinese wholly owned foreign enterprise registered in Guangdong province ("IPA China") from Chang, the sole shareholder of IPA BVI and IPA China. In exchange, VIASPACE agreed to pay $16 million in a combination of cash, and newly-issued shares of VIASPACE and our ordinary shares.  In addition, VIASPACE issued shares of its common stock to Licensor and in exchange Licensor sub licensed certain grass technology to IPA China.

Initially, the transactions under the Purchase Agreement ("Acquisition") were to involve two phases.  At the first closing (“First Closing”) on October 21, 2008, we issued 3,500,000 newly-issued shares to Chang and his designees.  VIASPACE issued 215,384,615 shares of its common stock to Chang and 30,576,007 shares of common stock to Licensor.  Chang delivered 70% of the outstanding common stock of IPA BVI to us.  At that point, we controlled 70% of IPA BVI.  Accordingly, we consolidated its results, assets and liabilities in our financial statements.  IPA China became a wholly-owned subsidiary of IPA BVI subsequent to the First Closing on June 9, 2009.

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

As required by the Purchase Agreement, VGE filed a Registration Statement on Form S-1 with the SEC on June 3, 2009 covering the resale of a portion of VGE common stock issued pursuant to the Purchase Agreement as permitted by SEC regulations.  The SEC declared the VGE Registration Statement on Form S-1 effective December 31, 2009.  On January 14, 2010, VGE received approval from the Financial Industry Regulatory Authority (“FINRA”) that its shares of common stock were approved for listing on the OTC Bulletin Board under the ticker symbol VGREF.OB. This satisfied the requirement in the Purchase Agreement that VGE stock be listed on a Trading Market.

Following various additional amendments to the Purchase Agreement, the deadline for the Second Closing in which the remaining minority interest of 30% of IPA BVI equity holdings would be transferred to us was February 15, 2010.  At the Second Closing deadline, VIASPACE was to pay $4.8 million ("Cash Consideration") plus Interest (as determined below) since the First Closing, in cash to Chang. Interest on the Cash Consideration was to accrue at 6% for the first nine months after the First Closing, and then 18% until June 10, 2009, and then at 6%  thereafter. We had control of the assets of IPA BVI through our majority ownership position in VGE and there was no restriction on the Company’s ability to transfer or capitalize on such assets at any time, including prior to the cash payment due Chang from VIASPACE.

The Second Closing did not occur on the February 15, 2010 deadline.  As a result, VIASPACE had a contractual obligation to deliver all of the VGE shares it holds to Chang and Chang has an obligation to deliver the remaining 30% of IPA BVI equity to us.  However, Chang, VIASPACE and VGE continued negotiating an alternative closing and purchase of IPA.

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

On May 14, 2010, VIASPACE, Chang and other VGE shareholders closed the transactions contemplated by the Share Purchase Agreement (the "Closing") and in connection with the Closing, VIASPACE, VGE, IPA BVI and IPA China entered into certain agreements with Chang. In particular, each executed (i) a Guarantee with Chang pursuant to which each company guaranteed VIASPACE’s repayment of the Note and (ii) a Security Agreement with Chang in which such company granted a security interest in a significant amount of assets of each company. In addition, VIASPACE also executed stock pledge agreement pledging all of the securities it owns in VGE as collateral for repayment of the Note.  VIASPACE also executed a registration rights agreement in which it granted Chang rights to register his newly issued shares of VIASPACE common stock. VGE also executed employment agreements for Carl Kukkonen, CEO; Sung Hsien Chang, President; and Stephen Muzi, Chief Financial Officer.

The amount paid by VIASPACE and VGE for the acquisition on October 21, 2008 was $15,832,000 composed of:  fair market value of VIASPACE stock issued - $4,589,000; VIASPACE loan to Chang - $4,800,000; and VIASPACE minority interest in VGE - $6,443,000.  The net assets acquired totaled $3,003,000.  The excess of value paid for the acquisition in excess of net assets acquired was assigned to:  grass license - $507,000 and goodwill - $12,322,000 which are recorded on the balance sheet of VIASPACE.

NOTE 11 — FINANCIAL ACCOUNTING DEVELOPMENTS

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This update amends codification Topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance is being phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period are effective March 31, 2011. The troubled debt restructuring disclosures in this ASU have been delayed by ASU 2011-01 Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which was issued in January 2011.