Form 10-Q
period 2011-03-31
VIASPACE Green Energy Inc.
filed 2011-05-16
CIK 1465062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,600,000 shares of $0.001 par value common stock issued and outstanding as of May 13, 2011.

VIASPACE GREEN ENERGY INC.

INDEX
MARCH 31, 2011

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	3
	Consolidated Statements of Operations For the Three Months Ended March 31, 2011 and 2010 (Unaudited) and Consolidated Statements of Comprehensive Income (Loss) For the Three Months Ended March 31, 2011 and 2010 (Unaudited)	4
	Consolidated Statements of Cash Flows For the Nine Months Ended March 31, 2011 and 2010 (Unaudited)	5
	Notes to Consolidated Financial Statements March 31, 2011 (Unaudited) and December 31, 2010	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

Part II.	Other Information

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

Signatures		20

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VIASPACE GREEN ENERGY INC.
CONSOLIDATED BALANCE SHEETS

		(Audited)
	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and equivalents	$21,000	$114,000
Accounts receivable, net of allowance for doubtful accounts	155,000	303,000
Inventory	851,000	551,000
Prepaid expenses	36,000	33,000
Related party receivables	1,285,000	1,280,000
Other current assets	132,000	155,000
TOTAL CURRENT ASSETS	2,480,000	2,436,000

FIXED ASSETS, net of accumulated depreciation	992,000	993,000

OTHER ASSETS:
Land Use Right, net of accumulated amortization	548,000	558,000
License to Grass, net of accumulated amortization	446,000	453,000
Goodwill	12,322,000	12,322,000
Other	812,000	812,000
TOTAL OTHER ASSETS	14,128,000	14,145,000

TOTAL ASSETS	$17,600,000	$17,574,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$495,000	$278,000
Related party payables	97,000	32,000
Accrued expenses	73,000	106,000
TOTAL CURRENT LIABILITIES	665,000	416,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,600,000 issued and outstanding in 2011 and 2010	9,000	9,000
Additional paid in capital	17,788,000	17,682,000
Accumulated comprehensive income	30,000	25,000
Accumulated deficit	(892,000)	(558,000)
Total stockholders’ equity	16,935,000	17,158,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,600,000	$17,574,000

See accompanying notes to consolidated financial statements.

VIASPACE GREEN ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
REVENUES	$534,000		$757,000
COST OF REVENUES	417,000		532,000
GROSS PROFIT	117,000		225,000

OPERATING EXPENSES
Operations	30,000		21,000
Selling, general and administrative	439,000		330,000
Total operating expenses	469,000		351,000

LOSS FROM OPERATIONS	(352,000)		(126,000)

OTHER INCOME (EXPENSE)
Other expense	(1,000)		(1,000)
Other income	19,000		124,000
Total other income	18,000		123,000

LOSS BEFORE INCOME TAXES	(334,000)		(3,000)
Income taxes	―		―

NET LOSS AND COMPREHENSIVE LOSS	$(334,000)		$(3,000)

NET LOSS PER SHARE OF COMMON STOCK - Basic and diluted	$(0.04)	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic and diluted	8,600,000		8,600,000

*  Less than $0.01 per share

See accompanying notes to consolidated financial statements.

VIASPACE GREEN ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011		2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(334,000)		$(3,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		21,000		19,000
Amortization		10,000		10,000
Stock option compensation		111,000		―
Gain on disposal of fixed assets		―		(15,000)
(Increase) decrease in:
Accounts receivable		27,000		(82,000)
Inventory		(300,000)		58,000
Related party receivable		155,000		(321,000)
Prepaid expenses		(3,000)		12,000
Other current assets		31,000		(41,000)
Increase (decrease) in:
Accounts payable		216,000		(34,000)
Related party payable		23,000		(28,000)
Accrued expenses		(32,000)		(18,000)
Net cash used in operating activities		(75,000)		(443,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of fixed assets		(22,000)		(122,000)
Additions of land use rights		―		(4,000)
Proceeds from disposal of vehicle		―		17,000
Net cash used in investing activities		(22,000)		(109,000)

CASH FLOWS FROM FINANCING ACTIVITIES		―		―

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS		4,000		―

NET DECREASE IN CASH AND EQUIVALENTS		(93,000)		(552,000)
CASH AND EQUIVALENTS, Beginning of period		114,000		984,000
CASH AND EQUIVALENTS, End of period		$21,000		$432,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$	―	$	―
Income taxes	$	―	$	―

See accompanying notes to consolidated financial statements.

VIASPACE GREEN ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (Unaudited) and December 31, 2010 (Audited)

Note 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Company History – VGE was formed on July 1, 2008.  Prior to October 21, 2008, VGE was 100% owned by VIASPACE Inc. (“VIASPACE” or “Parent Company”) and had no active operations.   On October 21, 2008, the majority shareholder of IPA BVI and IPA China, Sung Hsien Chang (“Chang”), entered into a Securities Purchase Agreement (the "Purchase Agreement") with VGE, VIASPACE and China Gate Technology Co., Ltd., a Brunei Darussalam company ("Licensor").  Under the Purchase Agreement, VGE acquired 100% of IPA BVI and the entire equity interest of IPA China from Chang.  In exchange, VIASPACE agreed to pay approximately $16 million in cash and newly-issued shares of VIASPACE and VGE stock.  In addition, VIASPACE issued shares of its common stock to Licensor for Licensor’s sublicense of certain grass technology to IPA China.  As of March 31, 2011 and December 31, 2010, VIASPACE owns 75.6% and 75.7%, respectively, of the outstanding common shares of VGE.

Basis of Presentation – The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-Q.  Accordingly, the unaudited financial statements do not include all of the information and footnotes required by US GAAP.  Operating results for the three ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2010.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements.  All significant intercompany accounts and transactions have been eliminated on consolidation.  Certain reclassifications were made to the March 31, 2010 consolidated financial statements, to conform to the March 31, 2011 consolidated financial statement presentation.

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

Accounts Receivable Allowance for Doubtful Accounts – The allowance for doubtful accounts relates to specifically identified receivables that are evaluated individually for collectability.  We determine a receivable is uncollectible when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms of the receivable agreement, without regard to any subsequent restructurings. Factors considered in assessing collectability include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy.  For the three months ended March 31, 2011 and 2010, the Company had one customer which made up 67% and 80%, respectively, of our total revenues.

Inventory - Inventory is stated at the lower of cost or market.  Cost is determined using the average cost method.  Market is determined using net realizable value.  The Company writes down its inventory for estimated obsolescence, excess quantities and other factors in evaluating net realizable value.

The following is a summary of inventory at March 31, 2011:
	Raw Materials	Finished Goods		Total
Framed-Artwork	$760,000	$	―	$760,000
Grass	78,000		13,000	91,000
Total	$838,000		$13,000	$851,000

The following is a summary of inventory at December 31, 2010:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$460,000	$	―	$460,000
Grass	78,000		13,000	91,000
Total	$538,000		$13,000	$551,000

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

Land Use Right – All land in the PRC is government owned and cannot be sold to any individual or company.  IPA China acquired land use rights for the land occupied by its manufacturing facility in 2005.  As of March 31, 2011, VGE has land use rights of approximately 113 hectares, or 280 acres in Guangdong province of the PRC.

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

Income Taxes – The Company utilizes “Accounting for Income Taxes,” codified in FASB ASC Topic 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The statutory corporate income tax rate for foreign enterprises in the PRC was 25% for 2010 and 2011.  IPA China is subject to local income tax rate of 3% for 2010 and 2011.  VGE and IPA BVI are British Virgin Islands international companies and not subject to United States income taxes.  The Company does not have any deferred tax assets or liabilities recorded for the periods covered by the accompanying financial statements due to no significant book to tax basis differences existing.

Revenue Recognition – IPA BVI and IPA China have generated revenues on product shipments. In compliance with SEC Staff Accounting Bulletin (“SAB”) 104 and in accordance with “Revenue Recognition”, codified in FASB ASC Topic 605, IPA recognizes revenue provided (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured.  Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments.  Our standard shipping terms are free on board shipping point.  Some of the Company’s products are sold in the PRC and are subject to Chinese value-added tax.  This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.  Revenue is recorded net of VAT taxes.

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

Segment Reporting and Geographic Information – "Disclosures about Segments of an Enterprise and Related Information", codified in FASB ASC Topic 280, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  At March 31, 2011, the Company's operations are conducted in two industry segments, Consumer Products segment specializes in manufacturing and selling high-quality, copyrighted, framed artwork to retail stores and Grass segment, through its growing, harvesting and selling of its GKG.  All of the Company’s revenues for the three months ended March 31, 2011 and 2010, are from customers in the United States in the Consumer Products segment.  All identifiable assets at March 31, 2011 are in the Asia/Pacific region and are related to the Consumer Products segment, with the exception of inventory, which is broken down by segment in Note 1 Inventory.

Net Income (Loss) Per Share - The Company computes net loss per share in accordance with “Earnings per Share”, codified in FASB ASC Topic 260. Under the provisions of this topic, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.

Reclassifications – Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

NOTE 2 – FIXED ASSETS

Fixed assets are comprised of the following at March 31, 2011 and December 31, 2010:
	2010	2009
Building	$782,000	$772,000
Machinery and equipment	433,000	417,000
Office equipment	77,000	77,000
Vehicles	171,000	170,000
Total property and equipment	1,463,000	1,436,000
Less: Accumulated depreciation	471,000	443,000
Fixed assets, net	$992,000	$993,000

Depreciation was $21,000 and $19,000 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 3 – LAND USE RIGHT

Land use right is composed of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Land use right	$720,000	$720,000
Less: Accumulated amortization	172,000	162,000
Land use right, net	$548,000	$558,000

Amortization was $10,000 for the three months ended March 31, 2011 and 2010.  The amortization for the next five years from March 31, 2011 will be:  2012 - $41,000; 2013 - $33,000; 2014 - $30,000; 2015 - $30,000; and 2016 - $30,000.

NOTE 4 – INTANGIBLE ASSETS

License to Grass

VGE acquired IPA China and IPA BVI on October 21, 2008.  IPA China has a worldwide license to cultivate and sell a fast-growing high yield hybrid grass called GKG that has the potential to be used in the production of nonfood biofuels and, in the more immediate term, animal feedstock for dairy cows, pigs, sheep, goats, fish and other animals.  VGE’s parent company, VIASPACE issued 30,576,007 shares to the Licensor of the GKG valued at $507,000 on the date of acquisition.  The grass license is amortized over an estimated useful life of 20 years.

Amortization was $7,000 for the three months ended March 31, 2011 and 2010.  The amortization expense for the next five years will be $25,000 in each year.  Amortization expense on the license to grass is charged to additional paid-in capital as opposed to statement of operations since the payment for the license to grass was paid by VIASPACE and not VGE.

License to Grass is composed of the following at March 31, 2011 and December 31, 2010:
	2011	2010
License to Grass	$507,000	$507,000
Less: Accumulated amortization	61,000	54,000
License to Grass, net	$446,000	$453,000

Goodwill

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

Related Party Receivables

Included in the Company’s consolidated balance sheets at March 31, 2011 and December 31, 2010 are Related Party Receivables and Payables.  The Related Party Receivables and Payables are detailed below.  Sung Hsien Chang is a Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI.  JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately.  JJ also acts as a distributor of product for VGE.  IPA China recorded revenues of $43,000 from JJ for the three months ended March 31, 2011.   IPA BVI is charging JJ interest income on the outstanding receivable balance at an interest rate of 6%.  For the three months ended March 31, 2011, $11,000 was recorded as interest income to JJ.  This amount is included in Other Income in the Company’s Consolidated Statements of Operations.

The following table represents a summary of Related Party Receivables at March 31, 2011 and December 31, 2010:

	2011	2010
Due from JJ International	$1,275,000	$1,259,000
Due from employee of IPA China	10,000	21,000
Total	$1,285,000	$1,280,000

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

Related Party Payables

The following table is a summary of Related Party Payables at March 31, 2011 and December 31, 2010:

	2011	2010
Due to employee of IPA China	$20,000	$6,000
Due to JJ International	34,000	17,000
Due to Sung Hsien Chang	42,000	—
Due to Parent	1,000	9,000
Total	$97,000	$32,000

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

NOTE 6 – INCOME TAXES

IPA China is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% in 2010 and 2011 on income reported in the statutory financial statements after appropriated tax adjustments.  VGE and IPA BVI are BVI international companies and not subject to United States income taxes.

NOTE 7 – STOCK INCENTIVE PLAN

On June 2, 2009, the Board of VGE adopted the 2009 Stock Incentive Plan (the “VGE Plan”). The VGE Plan was also approved by the holders of a majority of the Company’s common stock.  The VGE Plan provided for the reservation for issuance under the Plan of 1,400,000 shares of VGE common stock.

The VGE Plan is designed to provide additional incentive to employees, directors and consultants of the Company through the awarding of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards.   The VGE Board administers the VGE Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the VGE Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant.  The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over a period determined by the VGE Board of Directors.  50,000 shares were available for future grant at March 31, 2011.  There were no stock options issued during the three months ended March 31, 2011.  There were no stock options cancelled during 2011.

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

For stock options issued in 2010, the fair value was estimated at the date of grant using the following range of assumptions:

2010
Risk free interest rate	3.37%
Dividends	0%
Volatility factor (estimated)	100.00%
Expected life	6.67 years
Annual forfeiture rate (estimated)	0%

The following table summarizes activity for employees and directors in VGE’s Plan for the quarter ended March 31, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,350,000	$0.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2011	1,350,000	$0.80	9.0	$—
Exercisable at March 31, 2011	675,000	$0.80	9.0	$—

There were no stock options issued under the VGE Plan in 2011. The Company recorded $111,000 of compensation expense under the VGE Plan for employee and director stock options for the three months ended March 31, 2011.  At March 31, 2011, there was $445,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the VGE Plan that is expected to be recognized over a weighted average period of approximately one year.  At March 31, 2011, the fair value of options vested for employees and directors was $540,000.  There were no options exercised during 2011.

NOTE 8 – NET LOSS PER SHARE

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

The following table sets forth common stock equivalents (potential common stock) for the three months ended March 31, 2011 and 2010 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2011	2010
Stock Options	1,350,000	—

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2011 and 2010, respectively:
	2011	2010
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(334,000)		$(3,000)
Denominator:
Weighted average shares of common stock outstanding	8,600,000		8,600,000
Net loss per share of common stock, basic and diluted	$(0.04)	$	*

* Less than $0.01 per share

NOTE 9 – OTHER COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – FINANCIAL ACCOUNTING DEVELOPMENTS

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to retained earnings beginning in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the disclosure requirements for the business combinations in 2011.

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

NOTE 11 - SUBSEQUENT EVENTS

Amendment to Senior Executive Employment Agreements

On May 16, 2011, Carl Kukkonen, CEO of VIASPACE entered into an Amendment to Senior Executive Employment Agreement with VIASPACE and VGE. The Senior Executive Employment Agreement was entered into on May 14, 2010. This Amendment changed the responsibility of payment in the second year of the Employment Agreement from VGE to VIASPACE.

On May 16, 2011, Stephen Muzi, CFO of VIASPACE entered into an Amendment to Senior Executive Employment Agreement with VIASPACE and VGE. The Senior Executive Employment Agreement was entered into on May 14, 2010. This Amendment changed the responsibility of payment in the second year of the Employment Agreement from VGE to VIASPACE.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion contains certain statements that constitute “forward-looking statements”.   Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Our future results may differ materially from those currently anticipated depending on a variety of factors, including those described below under “Risks Related to Our Future Operations” and our filings with the Securities and Exchange Commission.  The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto that appear elsewhere in this Report and in conjunction with our 2010 Annual Report on Form 10-K as filed with the SEC.

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

As of March 31, 2011 and December 31, 2010, VIASPACE Inc. (“VIASPACE” or “Parent”) owns 75.6% and 75.7%, respectively, of the outstanding common shares of VGE.

The Company’s web site is www.VIASPACEGreenEnergy.com.   Information contained on, or accessible through, our website should not be deemed as part of this quarterly report.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to March 31, 2010

Revenues

Revenues were $534,000 and $757,000 for the three months ended March 31, 2011 and 2010, respectively, a decrease of $223,000 or 29% due to reduced customer shipments.  All revenues recorded during the three months ended March 31, 2011 and 2010 are from the Company’s framed artwork segment.

Cost of Revenues

Cost of revenues were $417,000 and $532,000 for the three months ended March 31, 2011 and 2010, respectively, a decrease of $115,000, or 22%, due to lower revenues recorded during the three months ended March 31, 2011.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended March 31, 2011 compared to the same period in 2010 was a decrease in gross profit from $225,000 for the three months ended March 31, 2010 to $117,000 for the three months ended March 31, 2011, a decrease of $108,000 or 48%.

Operations Expenses

Operations expenses were $30,000 and $21,000 for the three months ended March 31, 2011 and 2010, respectively, an increase of $9,000.  The increase is primarily due to operations expenses incurred by VGE in the production of its GKG in China.  This includes operating costs for salaries, equipment, maintenance, utilities and fuel costs.  The Company expects operations expenses for VGE to increase in the future as more expenditures are incurred to grow, harvest and produce GKG.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $439,000 and $330,000 for the three months ended March 31, 2011 and 2010, respectively, an increase of $109,000 or 33%.

Framed Artwork Segment
Of the total amounts, the framed artwork segment had selling, general and administrative expenses of $103,000 and $124,000 for the three months ended March 31, 2011 and 2010, respectively, a decrease of $21,000 primarily due to lower legal fees in 2011.

Grass Segment
Of the total amounts, the grass segment related to growing GKG in the PRC had selling, general and administrative expenses of $336,000 and $206,000 for the three months ended March 31, 2011 and 2010, respectively, an increase of $130,000.  Stock option compensation expense was $111,000 in the three months ended March 31, 2011 and zero in the three months ended March 31, 2010 as April 2010 was the start of stock option expense for the Company.  Payroll and benefits increased $23,000 in the three months ended March 31, 2011 due to higher compensation levels in 2011.  Other selling, general and administrative expenses, net, decreased by $4,000 during the three months ended March 31, 2011 compared to the same period in 2010.

Income (Loss) from Operations

The resulting effect on these changes in gross profit, operations, selling, general and administrative expenses was an increase in loss from operations from $126,000 for the three months ended March 31, 2010 to $352,000 for the three months ended March 31, 2011, an increase of $226,000.

Framed Artwork Segment
Of the total amounts, the framed artwork segment had decreased income from operations of $87,000 for the three months ended March 31, 2011 compared to the same period in 2010.

Grass Segment
Of the total amounts, the grass segment had an increased loss from operations of $139,000 for the three months ended March 31, 2011 compared to the same period in 2010.

Other Income (Expense), Net

Other Income

Other income decreased $105,000 for the three months ended March 31, 2011 compared to the same period in 2010, primarily due to lower interest income being recorded on the amounts owed to the Company by Sung Hsien Chang and JJ International.

Liquidity and Capital Resources

The Company’s net loss for the three months ended March 31, 2011 was $334,000.   Non-cash expenses totaled $142,000 for the three months ended March 31, 2011 primarily due to stock option compensation.  Related party receivables and payables, net, generated $178,000 of cash for the three months ended March 31, 2011.  Working capital used $61,000 in 2011.  Net cash used in operating activities was $75,000 for the three months ended March 31, 2011.

Net cash used in investing activities was $22,000 for 2011.  This is primarily for capital expenditures incurred by VGE in purchasing equipment for its GKG business.

The Company expects cash on hand as of March 31, 2011 and future operating cash flow to fund operations for a minimum of the next twelve months, and as such, the Company has no immediate need for additional outside financing.  However, if revenue forecasts are not met or if future operating expenses or capital requirements increase beyond our control; the Company may need to seek additional cash resources through the sale of equity securities or debt securities.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of March 31, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Inflation. Although China has experienced an increasing inflation rate, inflation has not had a material impact on our results of operations during 2011 and 2010.

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

Changes in internal controls over financial reporting.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company is a non-accelerated filer.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of March 31, 2011.

ITEM 1A.  RISK FACTORS

Risk Factors Which May Affect Future Results

The Company cautions that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, other than as set forth below:

Risks Related To Our Business

Our revenues to date have been to a few customers, the loss of which could result in a severe decline in revenues.

For the three months ended March 31, 2011 and 2010, the Company had one customer which made up 67% and 80%, respectively, of our total revenues.  We believe that this trend of revenues to a few customers will continue in the near future.  A loss of any customer by the Company could significantly reduce recognized revenues.

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

The Company has 50,000,000 authorized shares of common stock, of which 8,600,000 were issued and outstanding as of March 31, 2011.  Of these issued and outstanding shares, 6,504,000 shares, or 75.6% of outstanding shares are owned by VIASPACE Inc.  The VGE shares owned by VIASPACE are pledged as collateral related to the secured debt owed by VIASPACE to Chang for the acquisition of IPA BVI and IPA China by VIASPACE and VGE on October 21, 2008.  400,000 shares of the Company are currently beneficially owned by Mr. Sung Hsien Chang, our President and director.  Other executive officers and directors do not own any Company shares that are issued and outstanding.  A total of 896,800 shares of the Company’s outstanding common stock are accounted for by our transfer agent as free trading shares at March 31, 2011.  A total of 7,703,200 shares of the Company’s outstanding common shares are accounted for as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Amendment to Senior Executive Employment Agreements

On May 16, 2011, Carl Kukkonen, CEO of VIASPACE entered into an Amendment to Senior Executive Employment Agreement with VIASPACE and VGE. The Senior Executive Employment Agreement was entered into on May 14, 2010. This Amendment changed the responsibility of payment in the second year of the Employment Agreement from VGE to VIASPACE.

On May 16, 2011, Stephen Muzi, CFO of VIASPACE entered into an Amendment to Senior Executive Employment Agreement with VIASPACE and VGE. The Senior Executive Employment Agreement was entered into on May 14, 2010. This Amendment changed the responsibility of payment in the second year of the Employment Agreement from VGE to VIASPACE.

ITEM 6.  EXHIBITS

(a) Exhibits

10.1	Amendment to Senior Executive Employment Agreement dated May 16, 2011, by and among Registrant, VIASPACE Inc. and Carl Kukkonen. *
10.2	Amendment to Senior Executive Employment Agreement dated May 16, 2011, by and among Registrant, VIASPACE Inc. and Stephen Muzi. *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

 * Filed herewith.

 [SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE GREEN ENERGY INC. (Registrant)

Date: May 13, 2011	By:	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer

Date: May 13, 2011	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer