Form 10-Q
period 2011-06-30
VIASPACE Green Energy Inc.
filed 2011-08-15
CIK 1465062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

(626) 768-3360
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,600,000 shares of $0.001 par value common stock issued and outstanding as of August 12, 2011.

VIASPACE GREEN ENERGY INC.

INDEX
FISCAL QUARTER ENDED JUNE 30, 2011

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	3
	Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited) and Consolidated Statements of Comprehensive Income (Loss) For the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)	4
	Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2011 and 2010 (Unaudited)	5
	Notes to Consolidated Financial Statements June 30, 2011 (Unaudited) and December 31, 2010	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

Part II.	Other Information

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

Signatures		22

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VIASPACE GREEN ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and equivalents	$607,000	$114,000
Accounts receivable, net of allowance for doubtful accounts	508,000	303,000
Inventory	584,000	551,000
Prepaid expenses	41,000	33,000
Related party receivables	1,395,000	1,377,000
Other current assets	47,000	58,000
TOTAL CURRENT ASSETS	3,182,000	2,436,000

FIXED ASSETS, net of accumulated depreciation	973,000	993,000

OTHER ASSETS:
Land Use Right, net of accumulated amortization	538,000	558,000
License to Grass, net of accumulated amortization	440,000	453,000
Goodwill	12,322,000	12,322,000
Other	812,000	812,000
TOTAL OTHER ASSETS	14,112,000	14,145,000

TOTAL ASSETS	$18,267,000	$17,574,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$657,000	$278,000
Related party payables	97,000	32,000
Accrued expenses	73,000	106,000
TOTAL CURRENT LIABILITIES	827,000	416,000

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,600,000 issued and outstanding in 2011 and 2010	9,000	9,000
Additional paid in capital	17,946,000	17,682,000
Accumulated comprehensive income	37,000	25,000
Accumulated deficit	(552,000)	(558,000)
Total stockholders’ equity	17,440,000	17,158,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,267,000	$17,574,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE GREEN ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2011	2010	2011		2010
REVENUES	$2,778,000	$620,000		$3,312,000	$1,377,000
COST OF REVENUES	1,906,000	407,000		2,323,000	939,000
GROSS PROFIT	872,000	213,000		989,000	438,000

OPERATING EXPENSES
Operations	56,000	28,000		86,000	49,000
Selling, general and administrative	480,000	421,000		919,000	751,000
Total operating expenses	536,000	449,000		1,005,000	800,000

INCOME (LOSS) FROM OPERATIONS	336,000	(236,000)		(16,000)	(362,000)

OTHER INCOME (EXPENSE)
Other expense	―	―		(1,000)	(1,000)
Other income	4,000	14,000		23,000	138,000
Total other income (expense)	4,000	14,000		22,000	137,000

INCOME (LOSS) BEFORE INCOME TAXES	340,000	(222,000)		6,000	(225,000)
Income taxes	―	―		―	―

NET INCOME (LOSS)	$340,000	$(222,000)		$6,000	$(225,000)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK - Basic and diluted	$0.03	$(0.03)	$	*	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic and diluted	9,950,000	8,600,000		9,950,000	8,600,000
_____________
* Less than $0.01 per common share.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
NET INCOME (LOSS)	$340,000	$(222,000)	$6,000	$(225,000)

Other Comprehensive Income:
Foreign currency translation	7,000	―	12,000	―
Subtotal	7,000	―	12,000	―

COMPREHENSIVE INCOME (LOSS)	$347,000	$(222,000)	$18,000	$(225,000)

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE GREEN ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011		2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$6,000		$(225,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation		44,000		39,000
Amortization		21,000		20,000
Stock option compensation		223,000		112,000
Gain on disposal of fixed assets		―		(15,000)
(Increase) decrease in:
Accounts receivable		(325,000)		115,000
Inventory		(32,000)		(140,000)
Related party receivable		43,000		(145,000)
Prepaid expenses		(7,000)		19,000
Other current assets		118,000		(112,000)
Increase (decrease) in:
Accounts payable		375,000		(5,000)
Related party payable		23,000		(70,000)
Accrued expenses		16,000		(32,000)
Net cash provided by (used in) operating activities		505,000		(439,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of fixed assets		(24,000)		(130,000)
Additions of land use rights		―		(13,000)
Proceeds from disposal of vehicle		―		17,000
Net cash used in investing activities		(24,000)		(126,000)

CASH FLOWS FROM FINANCING ACTIVITIES		―		―

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS		12,000		―

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS		493,000		(565,000)
CASH AND EQUIVALENTS, Beginning of period		114,000		984,000
CASH AND EQUIVALENTS, End of period		$607,000		$419,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$	―	$	―
Income taxes	$	―	$	―

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE GREEN ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (Unaudited) and December 31, 2010 (Audited)

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

Company History – VGE was formed on July 1, 2008.  Prior to October 21, 2008, VGE was 100% owned by VIASPACE Inc. (“VIASPACE”) and had no active operations.   On October 21, 2008, the majority shareholder of IPA BVI and IPA China, Sung Hsien Chang (“Chang”), entered into a Securities Purchase Agreement (the "Purchase Agreement") with VGE, VIASPACE and China Gate Technology Co., Ltd., a Brunei Darussalam company ("Licensor").  Under the Purchase Agreement, VGE acquired 100% of IPA BVI and the entire equity interest of IPA China from Chang.  In exchange, VIASPACE agreed to pay approximately $16 million in cash and newly-issued shares of VIASPACE and VGE stock.  In addition, VIASPACE issued shares of its common stock to Licensor for Licensor’s sublicense of certain grass technology to IPA China.  As of June 30, 2011 and December 31, 2010, VIASPACE owns 75.6% and 75.7%, respectively, of the outstanding common shares of VGE.

Basis of Presentation – The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-Q.  Accordingly, the unaudited financial statements do not include all of the information and footnotes required by US GAAP.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2010 filed with the SEC on March 31, 2011.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements.  All significant intercompany accounts and transactions have been eliminated on consolidation.  Certain reclassifications were made to the June 30, 2010 consolidated financial statements, to conform to the June 30, 2011 consolidated financial statement presentation.

Principles of Consolidation – VGE owns 100% of IPA BVI and IPA China and accounts for these subsidiaries by consolidation.  Under this method, an affiliated company’s results of operations are reflected within the Company’s consolidated statement of operations. Transactions between consolidated affiliated companies are eliminated in consolidation. The Company adopted “Business Combinations”, codified in FASB ASC Topic 805, which requires use of the purchase method for all business combinations.

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

The following is a summary of inventory at June 30, 2011:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$497,000	$	―	$497,000
Grass	78,000		9,000	87,000
Total	$575,000		$9,000	$584,000

The following is a summary of inventory at December 31, 2010:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$460,000	$	―	$460,000
Grass	78,000		13,000	91,000
Total	$538,000		$13,000	$551,000

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

Land Use Right – All land in the PRC is government owned and cannot be sold to any individual or company.  IPA China acquired land use rights for the land occupied by its manufacturing facility in 2005.  As of June 30, 2011, VGE has land use rights of approximately 113 hectares, or 280 acres in Guangdong province of the PRC.

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

Intangible Assets - The Company’s intangible assets consist of a license to GKG.  All intangible assets are subject to impairment tests on an annual or periodic basis.  The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. Amortizing intangibles are currently evaluated for impairment using the methodology set forth in “Accounting for the Impairment or Disposal of Long-Lived Assets”, codified in FASB ASC Topic 360.

Goodwill - Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the net identiﬁable assets of the acquired subsidiary at the date of acquisition. Goodwill is measured at cost less accumulated impairment losses. Goodwill is not amortized but tested for impairment annually and whenever impairment indicators require. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment by management using a discounted cash flow methodology. This requires us to use significant judgment including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital and relevant market data.

Impairment of Long-lived Assets - The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. For purposes of estimating future cash flows from impaired assets, the Company groups assets at the lowest level from which there is identifiable cash flows that are largely independent of the cash flow of other groups of assets. There have been no impairment charges recorded by the Company.

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

Reclassifications – Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

NOTE 2 – FIXED ASSETS

Fixed assets are comprised of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Building	$782,000	$772,000
Machinery and equipment	444,000	417,000
Office equipment	77,000	77,000
Vehicles	171,000	170,000
Total property and equipment	1,474,000	1,436,000
Less: Accumulated depreciation	501,000	443,000
Fixed assets, net	$973,000	$993,000

Depreciation was $23,000 and $20,000 for the three months ended June 30, 2011 and 2010, respectively.  Depreciation was $44,000 and $39,000 for the six months ended June 30, 2011 and 2010, respectively

NOTE 3 – LAND USE RIGHT

Land use right is composed of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Land use right	$720,000	$720,000
Less: Accumulated amortization	182,000	162,000
Land use right, net	$538,000	$558,000

Amortization was $10,000 and $11,000 for the three months ended June 30, 2011 and 2010, respectively.  Amortization was $21,000 and $20,000 for the six months ended June 30, 2011 and 2010, respectively.  The amortization for the next five years from June 30, 2011 will be:  2012 - $38,000; 2013 - $32,000; 2014 - $30,000; 2015 - $30,000; and 2016 - $30,000.

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

Amortization was $6,000 for the three months ended June 30, 2011 and 2010 and $13,000 for the six months ended June 30, 2011 and 2010.  The amortization expense for the next five years will be $25,000 in each year.  Amortization expense on the license to grass is charged to additional paid-in capital as opposed to statement of operations since the payment for the license to grass was paid by VIASPACE and not VGE.

License to Grass is composed of the following at June 30, 2011 and December 31, 2010:

	2011	2010
License to Grass	$507,000	$507,000
Less: Accumulated amortization	67,000	54,000
License to Grass, net	$440,000	$453,000

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

Related Party Receivables

Included in the Company’s consolidated balance sheets at June 30, 2011 and December 31, 2010 are Related Party Receivables and Payables.  The Related Party Receivables and Payables are detailed below.  Sung Hsien Chang is a Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI.  JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately.  JJ also acts as a distributor of product for VGE.  IPA China recorded revenues of $75,000 from JJ for the six months ended June 30, 2011.   IPA BVI is charging JJ interest income on the outstanding receivable balance at an interest rate of 6%.  For the six months ended June 30, 2011, $22,000 was recorded as interest income to JJ and is included in Other Income in the Company’s Consolidated Statements of Operations. Included in the Due from JJ International amount shown below is $119,000 and $97,000 at June 30, 2011 and December 31, 2010, respectively, representing cumulative interest income charged to JJ.

The following table represents a summary of Related Party Receivables at June 30, 2011 and December 31, 2010:

	2011	2010
Due from JJ International	$1,389,000	$1,356,000
Due from employee of IPA China	6,000	21,000
Total	$1,395,000	$1,377,000

On April 14, 2010, Sung Hsien Chang owed IPA BVI $807,833 including interest for loans and advances.  Mr. Chang repaid IPA BVI on that date by transferring 56,889,650 shares of the common stock of VIASPACE to IPA BVI.  The amount was repaid at fair market value and represented a closing price of VIASPACE common stock of $0.0142 per share.  This amount is shown in other assets on the balance sheet of VGE.

Related Party Payables

The following table is a summary of Related Party Payables at June 30, 2011 and December 31, 2010:

	2011	2010
Due to employee of IPA China	$1,000	$6,000
Due to JJ International	24,000	17,000
Due to Sung Hsien Chang	43,000	—
Due to Parent	29,000	9,000
Total	$97,000	$32,000

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

The VGE Plan is designed to provide additional incentive to employees, directors and consultants of the Company through the awarding of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards.   The VGE Board administers the VGE Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the VGE Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant.  The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over a period determined by the VGE Board of Directors.  50,000 shares were available for future grant at June 30, 2011.  There were no stock options issued during the six months ended June 30, 2011.  There were no stock options cancelled during 2011.

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

For stock options issued in 2010, the fair value was estimated at the date of grant using the following range of assumptions:

2010
Risk free interest rate	3.37%
Dividends	0%
Volatility factor (estimated)	100.00%
Expected life	6.67 years
Annual forfeiture rate (estimated)	0%

The following table summarizes activity for employees and directors in VGE’s Plan at June 30, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,350,000	$0.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2011	1,350,000	$0.80	9.0	$—
Exercisable at June 30, 2011	675,000	$0.80	9.0	$—

There were no stock options issued in the VGE Plan in 2011. The Company recorded $222,000 of compensation expense under the VGE Plan for employee and director stock options for the six months ended June 30, 2011.  At June 30, 2011, there was $334,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the VGE Plan that is expected to be recognized over a weighted average period of approximately one year.  At June 30, 2011, the fair value of options vested for employees and directors was $675,000.  There were no options exercised during 2011.

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

The following table sets forth common stock equivalents (potential common stock) for the three and six months ended June 30, 2011 and 2010.  Common stock equivalents shown for 2011 are included in the income per share calculation.  Common stock equivalents shown for 2010 are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2011	2010
Stock Options	1,350,000	1,350,000

The following table sets forth the computation of basic and diluted net income (loss) per share for the three months and six months ended June 30, 2011 and 2010 (unaudited), respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011		2010
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to common stock	$393,000	$(222,000)		$59,000	$(225,,000)
Denominator:
Weighted average shares of common stock outstanding	9,950,000	8,600,000		9,950,000	8,600,000
Net income (loss) per share of common stock, basic and diluted	$0.03	$(0.03)	$	*	$(0.03)

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

IPA China’s sales, purchases and expenses transactions are denominated in RMB and all of IPA China’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

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

On May 16, 2011, Dr. Kukkonen and Mr. Muzi each entered into an Amendment to Senior Executive Employment Agreement (the “Amendment”) with VIASPACE and VGE. Both Amendments changed the responsibility of payment in the second year of the Employment Agreement from VGE to VIASPACE.  All other terms remained the same.

Litigation

The Company is not party to any material legal proceedings at the present time.

NOTE 10 — OPERATING SEGMENTS

The Company evaluates its reportable segments in accordance with FASB ASC Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. As of June 30, 2011, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to FASB ASC Topic 280.  The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.

The Company operates in two reportable segments:

Framed-Artwork Segment:

(i)	IPA China and IPA BVI: Specialize in manufacturing high-quality, copyrighted, framed artwork in the PRC which is sold to retail stores in the US.

Grass Segment:

(i)
VGE (but not including operations of its subsidiaries, IPA China and IPA BVI):  VGE grows a fast-growing, high yield, low carbon, nonfood energy crop called GKG in the PRC.  GKG can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation.  GKG can also be used as animal feed.

The accounting policies of the reportable segments are described in the summary of significant accounting policies (see Note 1 to these financial statements).  The Company evaluates segment performance based on income (loss) from operations excluding infrequent and unusual items.

The amounts shown as “Corporate Administrative Costs” consist of unallocated corporate-level operating expenses.  In addition, the Company does not allocate other income/expense, net to reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Framed-Artwork	$2,775,000	$620,000	$3,312,000	$1,377,000
Grass	3,000	―	―	―
Total	$2,778,000	$620,000	$3,312,000	$1,377,000

Income (Loss) From Operations:
Framed-Artwork	$708,000	$18,000	$722,000	$119,000
Grass	(372,000)	(254,000)	(738,000)	(481,000)
Income (Loss) From Operations	$336,000	$(236,000)	$(16,000)	$(362,000)

	December 31,
	2011	2010
Assets:
Framed-Artwork	$4,821,000	$4,046,000
Grass	684,000	753,000
VGE Corporate	12,762,000	12,775,000
Total Assets	$18,267,000	$17,574,000

For the three months ended June 30, 2011 and 2010, the Company had one customer which made up 96% and 92%, respectively, of our total revenues.  For the six months ended June 30, 2011 and 2010, the Company had one customer which made up 91% and 85%, respectively, of our total revenues.

NOTE 11 – FINANCIAL ACCOUNTING DEVELOPMENTS

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

In May 2011, FASB issued additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The Company does not have any “Level 3” disclosures.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The Company is currently evaluating which presentation alternative it will utilize.

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

As of June 30, 2011 and December 31, 2010, VIASPACE Inc. (“VIASPACE” or “Parent”) owns 75.6% and 75.7%, respectively, of the outstanding common shares of VGE.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to June 30, 2010

Revenues

Revenues were $2,778,000 and $620,000 for the three months ended June 30, 2011 and 2010, respectively, an increase of $2,158,000, due to increased customer orders and demand for artwork.  Approximately $2,775,000 of revenues recorded during the three months ended June 30, 2011 are from framed artwork sales and $3,000 of revenues are from grass sales.  All revenues in 2010 were from the framed artwork sales.

Cost of Revenues

Cost of revenues were $1,906,000 and $407,000 for the three months ended June 30, 2011 and 2010, respectively, an increase of $1,499,000, due to increased customer orders from framed artwork.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended June 30, 2011 compared to the same period in 2010 was an increase in gross profit from $213,000 for the three months ended June 30, 2010 to $872,000 for the three months ended June 30, 2011, an increase of $659,000.

Operations Expenses

Operations expenses were $56,000 and $28,000 for the three months ended June 30, 2011 and 2010, respectively, an increase of $28,000.  The increase is primarily due to operations expenses incurred by VGE in the production of its GKG in China.  This includes operating costs for salaries, equipment, maintenance, utilities and fuel costs.  The Company expects operations expenses for VGE to increase in the future as more expenditures are incurred to grow, harvest and produce GKG.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $480,000 and $421,000 for the three months ended June 30, 2011 and 2010, respectively, an increase of $59,000.

Framed Artwork Segment
Of the total amounts, the framed artwork segment had selling, general and administrative expenses of $167,000 and $195,000 for the three months ended June 30, 2011 and 2010, respectively, a decrease of $28,000 primarily due to lower legal fees in 2011.

Grass Segment
Of the total amounts, the grass segment related to growing GKG in the PRC had selling, general and administrative expenses of $313,000 and $226,000 for the three months ended June 30, 2011 and 2010, respectively, an increase of $87,000.  Payroll and benefits increased $66,000 in the three months ended June 30, 2011 due to higher compensation levels in 2011.  Travel expenses increased $15,000 in the three months ended June 30, 2011 due to increased travel related to business development of the grass business in 2011.  Other selling, general and administrative expenses, net, increased by $6,000 during the three months ended June 30, 2011 compared to the same period in 2010.

Income (Loss) from Operations

The resulting effect on these changes in gross profits, operations expenses and selling, general and administrative expenses was a decrease in the loss from operations from $236,000 for the three months ended June 30, 2010 to income from operations of $336,000 for the three months ended June 30, 2011, an improvement of $572,000.

Framed Artwork Segment
Of the total amounts, the framed artwork segment had increased income from operations of $690,000 for the three months ended June 30, 2011 compared to the same period in 2010.

Grass Segment
Of the total amounts, the grass segment had an increased loss from operations of $118,000 for the three months ended June 30, 2011 compared to the same period in 2010.

Other Income (Expense), Net

Other Income

Other income decreased $10,000 for the three months ended June 30, 2011 compared to the same period in 2010, primarily due to lower interest income being recorded on the amounts owed to the Company by Sung Hsien Chang and JJ International.

Six Months Ended June 30, 2011 Compared to June 30, 2010

Revenues

Revenues were $3,312,000 and $1,377,000 for the six months ended June 30, 2011 and 2010, respectively, an increase of $1,935,000, due to increased customer orders and demand for artwork.  Approximately $3,309,000 of revenues recorded during the six months ended June 30, 2011 are from framed artwork sales and $3,000 of revenues are from grass sales.  All revenues in 2010 were from the framed artwork sales.

Cost of Revenues

Cost of revenues were $2,323,000 and $939,000 for the six months ended June 30, 2011 and 2010, respectively, an increase of $1,384,000, due to increased customer orders from framed artwork.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the six months ended June 30, 2011 compared to the same period in 2010 was an increase in gross profit from $438,000 for the six months ended June 30, 2010 to $989,000 for the six months ended June 30, 2011, an increase of $551,000.

Operations Expenses

Operations expenses were $86,000 and $49,000 for the six months ended June 30, 2011 and 2010, respectively, an increase of $37,000.  The increase is primarily due to operations expenses incurred by VGE in the production of its GKG in China.  This includes operating costs for salaries, equipment, maintenance, utilities and fuel costs.  The Company expects operations expenses for VGE to increase in the future as more expenditures are incurred to grow, harvest and produce GKG.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $919,000 and $751,000 for the six months ended June 30, 2011 and 2010, respectively, an increase of $168,000.

Framed Artwork Segment
Of the total amounts, the framed artwork segment had selling, general and administrative expenses of $270,000 and $319,000 for the six months ended June 30, 2011 and 2010, respectively, a decrease of $49,000 primarily due to lower legal fees in 2011.

Grass Segment
Of the total amounts, the grass segment related to growing GKG in the PRC had selling, general and administrative expenses of $649,000 and $432,000 for the six months ended June 30, 2011 and 2010, respectively, an increase of $217,000.  Stock option compensation expense increased $111,000 for the six months ended June 30, 2011 as compared with the same period in 2010 since April 2010 was the start of stock option expense for the Company.  Payroll and benefits increased $89,000 in the six months ended June 30, 2011 due to higher compensation levels in 2011.  Travel expenses increased $18,000 in the six months ended June 30, 2011 due to increased travel related to business development of the grass business in 2011.  Other selling, general and administrative expenses, net, decreased by $1,000 during the six months ended June 30, 2011 compared to the same period in 2010.

Income (Loss) from Operations

The resulting effect on these changes in gross profits, operations expenses and selling, general and administrative expenses was a decrease in the loss from operations from $362,000 to $16,000 for the six months ended June 30, 2010 and 2011, respectively, 2011, an improvement of $346,000.

Framed Artwork Segment
Of the total amounts, the framed artwork segment had increased income from operations of $603,000 for the six months ended June 30, 2011 compared to the same period in 2010.

Grass Segment
Of the total amounts, the grass segment had an increased loss from operations of $257,000 for the six months ended June 30, 2011 compared to the same period in 2010.

Other Income (Expense), Net

Other Income

Other income decreased $115,000 for the six months ended June 30, 2011 compared to the same period in 2010, primarily due to lower interest income being recorded on the amounts owed to the Company by Sung Hsien Chang and JJ International.

Liquidity and Capital Resources

The Company’s net income for the six months ended June 30, 2011 was $6,000.   Non-cash expenses totaled $288,000 for the six months ended June 30, 2011 primarily due to stock option compensation.  Related party receivables and payables, net, generated $66,000 of cash for the six months ended June 30, 2011.  Working capital provided $145,000 in 2011.  Net cash provided by operating activities was $505,000 for the six months ended June 30, 2011.

Net cash used in investing activities was $24,000 for 2011.  This is primarily for capital expenditures incurred by VGE in purchasing equipment for its GKG business.

The Company expects cash on hand as of June 30, 2011 and future operating cash flow to fund operations for a minimum of the next twelve months, and as such, the Company has no immediate need for additional outside financing.  However, if revenue forecasts are not met or if future operating expenses or capital requirements increase beyond our control; the Company may need to seek additional cash resources through the sale of equity securities or debt securities.

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

On May 16, 2011, Dr. Kukkonen and Mr. Muzi each entered into an Amendment to Senior Executive Employment Agreement (the “Amendment”) with VIASPACE and VGE. Both Amendments changed the responsibility of payment in the second year of the Employment Agreement from VGE to VIASPACE.  All other terms remained the same.

Inflation and Seasonality

We have not experienced material inflation during the past five years.  Seasonality has historically not had a material effect on our operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of June 30, 2011.

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

Changes in internal controls over financial reporting.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company is a non-accelerated filer.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of June 30, 2011.

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

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, other than as set forth below:

Risks Related To Our Business

Our revenues to date have been to one customer, the loss of which could result in a severe decline in revenues.

For the six months ended June 30, 2011 and 2010, the Company had one customer which made up 91% and 85%, respectively, of our total revenues.  We believe that this trend of revenues to one customer will continue in the near future.  A loss of any customer by the Company, and in particular, our leading customer, could significantly reduce recognized revenues.

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

The Company has 50,000,000 authorized shares of common stock, of which 8,600,000 were issued and outstanding as of June 30, 2011.  Of these issued and outstanding shares, 6,504,000 shares, or 75.6% of outstanding shares are owned by VIASPACE Inc.  The VGE shares owned by VIASPACE are pledged as collateral related to the secured debt owed by VIASPACE to Chang for the acquisition of IPA BVI and IPA China by VIASPACE and VGE on October 21, 2008.  400,000 shares of the Company are currently beneficially owned by Mr. Sung Hsien Chang, our President and director.  Other executive officers and directors do not own any Company shares that are issued and outstanding.  A total of 965,800 shares of the Company’s outstanding common stock are accounted for by our transfer agent as free trading shares at June 30, 2011.  A total of 7,634,200 shares of the Company’s outstanding common shares are accounted for as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.

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

If VIASPACE cannot make the cash payment due to Chang on May 14, 2012, or some other alternate arrangement is not reached, then Chang could greatly increase his ownership in our equity securities and have greater influence on shareholder actions.

On May 14, 2010, VIASPACE entered into a secured Note with Sung Hsien Chang and must pay Chang $5,331,025 over a five-year period.  The secured note was amended by VIASPACE on May 16, 2011.  Interest accrues at 6%.  The principal must be repaid in five equal installments of $1,066,205 on the second through sixth anniversary of the issuance date. The first payment is due May 14, 2012.  Chang may elect to receive payments in cash or VIASPACE equity securities. The Note is secured by certain assets of VIASPACE, including all securities of VGE held by VIASPACE.  The Note is also secured by the assets of VGE, IPA BVI and IPA China.  The Note may be accelerated upon an event of default under the note which includes failure to repay any amount owed, or breach of certain representations, warranties and covenants. The Note also includes various affirmative covenants, including legal compliance and insurance maintenance; and negative covenants, including VIASPACE maintaining a net worth of $5 million on a consolidated basis.  If VIASPACE is ultimately unable to make this cash payment, or some other alternate arrangement is not reached, VIASPACE would be required to transfer all of the shares of VGE it holds to Chang.  This would cause Mr. Chang to have greater influence on shareholder decisions.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*  Filed herewith.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE GREEN ENERGY INC. (Registrant)

Date: August 12, 2011	By:	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer

Date: August 12, 2011	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer