Form 10-Q
period 2011-09-30
VIASPACE Green Energy Inc.
filed 2011-11-14
CIK 1465062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _________________

Commission File Number 000-54514

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,600,000 shares of $0.001 par value common stock issued and outstanding as of November 11, 2011.

VIASPACE GREEN ENERGY INC.

INDEX
FISCAL QUARTER ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VIASPACE GREEN ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and equivalents	$603,000	$114,000
Accounts receivable, net of allowance for doubtful accounts	551,000	303,000
Inventory	471,000	551,000
Prepaid expenses	44,000	33,000
Related party receivables	1,597,000	1,377,000
Other current assets	19,000	58,000
TOTAL CURRENT ASSETS	3,285,000	2,436,000

FIXED ASSETS, net of accumulated depreciation	1,101,000	993,000

OTHER ASSETS:
Land Use Right, net of accumulated amortization	527,000	558,000
License to Grass, net of accumulated amortization	434,000	453,000
Goodwill	12,322,000	12,322,000
Other	812,000	812,000
TOTAL OTHER ASSETS	14,095,000	14,145,000

TOTAL ASSETS	$18,481,000	$17,574,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$531,000	$278,000
Related party payables	95,000	32,000
Accrued expenses	81,000	106,000
TOTAL CURRENT LIABILITIES	707,000	416,000

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,600,000 issued and outstanding in 2011 and 2010	9,000	9,000
Additional paid in capital	18,080,000	17,682,000
Accumulated comprehensive income	44,000	25,000
Accumulated deficit	(359,000)	(558,000)
Total stockholders’ equity	17,774,000	17,158,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,481,000	$17,574,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE GREEN ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES	$2,150,000	$855,000	$5,462,000	$2,232,000
COST OF REVENUES	1,466,000	619,000	3,789,000	1,558,000
GROSS PROFIT	684,000	236,000	1,673,000	674,000

OPERATING EXPENSES
Operations	42,000	48,000	128,000	97,000
Selling, general and administrative	465,000	395,000	1,384,000	1,146,000
Total operating expenses	507,000	443,000	1,512,000	1,243,000

INCOME (LOSS) FROM OPERATIONS	177,000	(207,000)	161,000	(569,000)

OTHER INCOME (EXPENSE)
Other expense	(6,000)	(1,000)	(7,000)	(2,000)
Other income	40,000	12,000	63,000	150,000
Total other income (expense)	34,000	11,000	56,000	148,000

INCOME (LOSS) BEFORE INCOME TAXES	211,000	(196,000)	217,000	(421,000)
Income taxes	18,000	―	18,000	―

NET INCOME (LOSS)	$193,000	$(196,000)	$199,000	$(421,000)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK - Basic	$0.02	$(0.02)	$0.02	$(0.05)
NET INCOME (LOSS) PER SHARE OF COMMON STOCK - Diluted	$0.02	$(0.02)	$0.02	$(0.05)

SHARES USED IN PER SHARE CALCULATIONS - Basic	8,600,000	8,600,000	8,600,000	8,600,000
SHARES USED IN PER SHARE CALCULATIONS - Diluted	9,950,000	8,600,000	9,950,000	8,600,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE GREEN ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
NET INCOME (LOSS)	$193,000	$(196,000)	$199,000	$(421,000)

Other Comprehensive Income:
Foreign currency translation	7,000	6,000	12,000	6,000
Subtotal	7,000	6,000	12,000	6,000

COMPREHENSIVE INCOME (LOSS)	$200,000	$(190,000)	$211,000	$(415,000)

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE GREEN ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011		2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$199,000		$(421,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation		69,000		60,000
Amortization		31,000		30,000
Stock option compensation		334,000		223,000
Gain on disposal of fixed assets		(3,000)		(15,000)
(Increase) decrease in:
Accounts receivable		(369,000)		38,000
Inventory		82,000		(199,000)
Related party receivable		46,000		(272,000)
Prepaid expenses		(11,000)		11,000
Other current assets		151,000		(118,000)
Increase (decrease) in:
Accounts payable		247,000		156,000
Related party payable		(187,000)		(28,000)
Accrued expenses		(22,000)		10,000
Net cash provided by (used in) operating activities		567,000		(525,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of fixed assets		(244,000)		(131,000)
Additions of land use rights		―		(13,000)
Proceeds from disposal of fixed assets		64,000		17,000
Net cash used in investing activities		(180,000)		(127,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution		82,000		―
Net cash provided by financing activities		82,000		―

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS		20,000		―

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS		489,000		(652,000)
CASH AND EQUIVALENTS, Beginning of period		114,000		984,000
CASH AND EQUIVALENTS, End of period		$603,000		$332,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$	―	$	―
Income taxes	$	―	$	―

Supplemental Disclosure of Non-Cash Activities for 2011:
●
The Amortization of the License to Grass is recorded by the Parent Company. This amount was recorded as a reduction of Capital Contribution.  Amortization was $19,000 for the nine months ended September 30, 2011.

Supplemental Disclosure of Non-Cash Activities for 2010:
●
The Amortization of the License to Grass is recorded by the Parent Company. This amount was recorded as a reduction of Capital Contribution.  Amortization was $20,000 for the nine months ended September 30, 2010.

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE GREEN ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 (Unaudited) and December 31, 2010 (Audited)

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

We are growing GKG on approximately 226 acres of leased land in China to serve as a nursery to provide seedlings for large bioenergy projects, a demonstration plantation for potential partners and customers to visit, to provide samples for testing by potential customers, and as a grass source for our own Green LogTM product.   VGE is headquartered in California with business activities in China.

Company History – VGE was formed on July 1, 2008.  Prior to October 21, 2008, VGE was 100% owned by VIASPACE Inc. (“VIASPACE”) and had no active operations.   On October 21, 2008, the majority shareholder of IPA BVI and IPA China, Sung Hsien Chang (“Chang”), entered into a Securities Purchase Agreement (the "Purchase Agreement") with VGE, VIASPACE and China Gate Technology Co., Ltd., a Brunei Darussalam company ("Licensor").  Under the Purchase Agreement, VGE acquired 100% of IPA BVI and the entire equity interest of IPA China from Chang.  In exchange, VIASPACE agreed to pay approximately $16 million in cash and newly-issued shares of VIASPACE and VGE stock.  In addition, VIASPACE issued shares of its common stock to Licensor for Licensor’s sublicense of certain grass technology to IPA China.  As of September 30, 2011 and December 31, 2010, VIASPACE owns 75.6% and 75.7%, respectively, of the outstanding common shares of VGE.

Basis of Presentation – The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-Q.  Accordingly, the unaudited financial statements do not include all of the information and footnotes required by US GAAP.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2010 filed with the SEC on March 31, 2011.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements.  All significant intercompany accounts and transactions have been eliminated on consolidation.  Certain reclassifications were made to the September 30, 2010 consolidated financial statements, to conform to the September 30, 2011 consolidated financial statement presentation.

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

The following is a summary of inventory at September 30, 2011:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$384,000	$	―	$384,000
Grass	78,000		9,000	87,000
Total	$462,000		$9,000	$471,000

The following is a summary of inventory at December 31, 2010:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$460,000	$	―	$460,000
Grass	78,000		13,000	91,000
Total	$538,000		$13,000	$551,000

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

Land Use Right – All land in the PRC is government owned and cannot be sold to any individual or company.  IPA China acquired land use rights for the land occupied by its manufacturing facility in 2005.  During the third quarter of 2011, VGE subleased 22 hectares (54 acres) of its land under lease to another party.  As of September 30, 2011, VGE has land use rights of approximately 91 hectares, or 226 acres in Guangdong province of the PRC.

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

Reclassifications – Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

NOTE 2 – FIXED ASSETS

Fixed assets are comprised of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Building	$806,000	$772,000
Machinery and equipment	465,000	417,000
Office equipment	79,000	77,000
Vehicles	222,000	170,000
Total property and equipment	1,572,000	1,436,000
Less: Accumulated depreciation	471,000	443,000
Fixed assets, net	$1,101,000	$993,000

Depreciation was $25,000 and $21,000 for the three months ended September 30, 2011 and 2010, respectively.  Depreciation was $69,000 and $60,000 for the nine months ended September 30, 2011 and 2010, respectively

NOTE 3 – LAND USE RIGHT

Land use right is composed of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Land use right	$720,000	$720,000
Less: Accumulated amortization	193,000	162,000
Land use right, net	$527,000	$558,000

Amortization was $11,000 for the three months ended September 30, 2011 and 2010.  Amortization was $31,000 for the nine months ended September 30, 2011 and $30,000 for the nine months ended September 30, 2010.  The amortization for the next five years from September 30, 2011 will be:  2012 - $36,000; 2013 - $31,000; 2014 - $30,000; 2015 - $30,000; and 2016 - $30,000.

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

Amortization was $6,000 for the three months ended September 30, 2011 and 2010, $19,000 for the nine months ended September 30, 2011, and $20,000 for the nine months ended September 30, 2010.  The amortization expense for the next five years will be $25,000 in each year.  Amortization expense on the license to grass is charged to additional paid-in capital as opposed to statement of operations since the payment for the license to grass was paid by VIASPACE and not VGE.

License to Grass is composed of the following at September 30, 2011 and December 31, 2010:

	2011	2010
License to Grass	$507,000	$507,000
Less: Accumulated amortization	73,000	54,000
License to Grass, net	$434,000	$453,000

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

Related Party Receivables

Included in the Company’s consolidated balance sheets at September 30, 2011 and December 31, 2010 are Related Party Receivables and Payables.  The Related Party Receivables and Payables are detailed below.  Sung Hsien Chang is a Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI.  JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately.  JJ also acts as a distributor of product for VGE.  IPA China recorded revenues of $63,000 from JJ for the nine months ended September 30, 2011.   IPA BVI is charging JJ interest income on the outstanding receivable balance at an interest rate of 6%.  For the nine months ended September 30, 2011, $32,000 was recorded as interest income to JJ and is included in Other Income in the Company’s Consolidated Statements of Operations. Included in the Due from JJ International amount shown below is $129,000 and $97,000 at September 30, 2011 and December 31, 2010, respectively, representing cumulative interest income charged to JJ.

The following table represents a summary of Related Party Receivables at September 30, 2011 and December 31, 2010:

	2011	2010
Due from JJ International	$1,356,000	$1,356,000
Due from VIASPACE	231,000	—
Due from employee of IPA China	10,000	21,000
Total	$1,597,000	$1,377,000

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

Related Party Payables

The following table is a summary of Related Party Payables at September 30, 2011 and December 31, 2010:

	2011	2010
Due to employee of IPA China	$78,000	$6,000
Due to JJ International	—	17,000
Due to Sung Hsien Chang	17,000	—
Due to VIASPACE	—	9,000
Total	$95,000	$32,000

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

The VGE Plan is designed to provide additional incentive to employees, directors and consultants of the Company through the awarding of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards.   The VGE Board administers the VGE Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the VGE Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant.  The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over a period determined by the VGE Board of Directors.  50,000 shares were available for future grant at September 30, 2011.  There were no stock options issued during the nine months ended September 30, 2011.  There were no stock options cancelled during 2011.

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

For stock options issued in 2010, the fair value was estimated at the date of grant using the following range of assumptions:

2010
Risk free interest rate	3.37%
Dividends	0%
Volatility factor (estimated)	100.00%
Expected life	6.67 years
Annual forfeiture rate (estimated)	0%

The following table summarizes activity for employees and directors in VGE’s Plan at September 30, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,350,000	$0.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2011	1,350,000	$0.80	8.5	$—
Exercisable at September 30, 2011	1,012,500	$0.80	8.5	$—

There were no stock options issued in the VGE Plan in 2011. The Company recorded $334,000 of compensation expense under the VGE Plan for employee and director stock options for the nine months ended September 30, 2011.  At September 30, 2011, there was $223,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the VGE Plan that is expected to be recognized over a weighted average period of approximately one year.  At September 30, 2011, the fair value of options vested for employees and directors was $810,000.  There were no options exercised during 2011.

NOTE 8 – NET INCOME (LOSS) PER SHARE

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

Common stock equivalents shown for September 30, 2011 are included in the income per share calculation.  Common stock equivalents shown for September 30, 2010 are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

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

NOTE 10 — OPERATING SEGMENTS

The Company evaluates its reportable segments in accordance with FASB ASC Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. As of September 30, 2011, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to FASB ASC Topic 280.  The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Framed-Artwork	$2,150,000	$855,000	$5,459,000	$2,232,000
Grass	―	―	3,000	―
Total	$2,150,000	$855,000	$5,462,000	$2,232,000

Income (Loss) From Operations:
Framed-Artwork	$527,000	$117,000	$1,249,000	$236,000
Grass	(350,000)	(324,000)	(1,088,000)	(805,000)
Income (Loss) From Operations	$177,000	$(207,000)	$161,000	$(569,000)

	2011	December 31, 2010
Assets:
Framed-Artwork	$4,820,000	$4,046,000
Grass	905,000	753,000
VGE Corporate	12,756,000	12,775,000
Total Assets	$18,481,000	$17,574,000

For the three months ended September 30, 2011 and 2010, the Company had one customer which made up 97% and 65%, respectively, of our total revenues.  For the nine months ended September 30, 2011 and 2010, the Company had one customer which made up 93% and 77%, respectively, of our total revenues.

NOTE 11 – FINANCIAL ACCOUNTING DEVELOPMENTS

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

In September 2011, the FASB issued ASU No. 2011-08, which amends current guidance by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment in order to determine whether it should perform the two-step goodwill impairment test to calculate the fair value of a reporting unit. The update also provides additional examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted. The adoption of this update is not expected to have a material effect on the consolidated financial statements, but may impact amounts the Company records, if any, as goodwill impairment in the future.

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

We are growing GKG on approximately 226 acres of leased land in China to serve as a nursery to provide seedlings for large bioenergy projects, a demonstration plantation for potential partners and customers to visit, to provide samples for testing by potential customers, and as a grass source for our own Green LogTM product.   VGE is headquartered in California with business activities in China.

As of September 30, 2011 and December 31, 2010, VIASPACE Inc. (“VIASPACE” or “Parent”) owns 75.6% and 75.7%, respectively, of the outstanding common shares of VGE.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to September 30, 2010

Revenues

Revenues were $2,150,000 and $855,000 for the three months ended September 30, 2011 and 2010, respectively, an increase of $1,295,000, due to increased customer orders and demand for artwork.  All of the revenues recorded during the three months ended September 30, 2011 and 2010 are from framed artwork sales.

Cost of Revenues

Cost of revenues were $1,466,000 and $619,000 for the three months ended September 30, 2011 and 2010, respectively, an increase of $847,000, due to increased customer orders from framed artwork.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended September 30, 2011 compared to the same period in 2010 was an increase in gross profit from $236,000 for the three months ended September 30, 2010 to $684,000 for the three months ended September 30, 2011, an increase of $448,000.

Operations Expenses

Operations expenses were $42,000 and $48,000 for the three months ended September 30, 2011 and 2010, respectively, a decrease of $6,000.  The Company incurred lower payroll and consulting costs for 2011 as compared with the same period in 2010.  This decrease was partially offset by increases in GKG growing costs.  The Company expects operations expenses for VGE to increase in the future as more expenditures are incurred to grow, harvest and produce GKG.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $465,000 and $395,000 for the three months ended September 30, 2011 and 2010, respectively, an increase of $70,000.

Framed Artwork Segment
Of the total amounts, the framed artwork segment had selling, general and administrative expenses of $154,000 and $118,000 for the three months ended September 30, 2011 and 2010, respectively, an increase of $36,000 primarily due to sales costs associated with shipping of artwork due to increased customer orders.

Grass Segment
Of the total amounts, the grass segment related to growing GKG in the PRC had selling, general and administrative expenses of $311,000 and $277,000 for the three months ended September 30, 2011 and 2010, respectively, an increase of $34,000.  Payroll and benefits increased $73,000 in the three months ended September 30, 2011 due to higher compensation levels in 2011.  Travel decreased $29,000 due to less travel in 2011 compared with the same period in 2010.    Legal fees decreased $15,000 in 2011 due to the absence of legal fees incurred in 2010 from the acquisition of IPA.   Other selling, general and administrative expenses, net, increased by $5,000 during the three months ended September 30, 2011 compared to the same period in 2010.

Income (Loss) from Operations

The resulting effect on these changes in gross profits, operations expenses and selling, general and administrative expenses was a decrease in the loss from operations from $207,000 for the three months ended September 30, 2010 to income from operations of $177,000 for the three months ended September 30, 2011, an improvement of $384,000.

Framed Artwork Segment
Of the total amounts, the framed artwork segment had increased income from operations of $410,000 for the three months ended September 30, 2011 compared to the same period in 2010.

Grass Segment
Of the total amounts, the grass segment had an increased loss from operations of $26,000 for the three months ended September 30, 2011 compared to the same period in 2010.

Other Income (Expense), Net

Other Income

Other income increased $28,000 for the three months ended September 30, 2011 compared to the same period in 2010, primarily due to increased rental income charged by IPA China for an unused portion of its factory.

Nine Months Ended September 30, 2011 Compared to September 30, 2010

Revenues

Revenues were $5,462,000 and $2,232,000 for the nine months ended September 30, 2011 and 2010, respectively, an increase of $3,230,000, due to increased customer orders and demand for artwork.  Approximately $5,459,000 of revenues recorded during the nine months ended September 30, 2011 are from framed artwork sales and $3,000 of revenues are from grass sales.  All revenues in 2010 were from the framed artwork sales.

Cost of Revenues

Cost of revenues were $3,789,000 and $1,558,000 for the nine months ended September 30, 2011 and 2010, respectively, an increase of $2,231,000, due to increased customer orders from framed artwork.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the nine months ended September 30, 2011 compared to the same period in 2010 was an increase in gross profit from $674,000 for the nine months ended September 30, 2010 to $1,673,000 for the nine months ended September 30, 2011, an increase of $999,000.

Operations Expenses

Operations expenses were $128,000 and $97,000 for the nine months ended September 30, 2011 and 2010, respectively, an increase of $31,000.  The increase is primarily due to operations expenses incurred by VGE in the production of its GKG in China.  This includes operating costs for salaries, equipment, maintenance, utilities and fuel costs.  The Company expects operations expenses for VGE to increase in the future as more expenditures are incurred to grow, harvest and produce GKG.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,384,000 and $1,146,000 for the nine months ended September 30, 2011 and 2010, respectively, an increase of $238,000.

Framed Artwork Segment
Of the total amounts, the framed artwork segment had selling, general and administrative expenses of $424,000 and $437,000 for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $13,000 primarily due to lower legal fees in 2011.

Grass Segment
Of the total amounts, the grass segment related to growing GKG in the PRC had selling, general and administrative expenses of $960,000 and $709,000 for the nine months ended September 30, 2011 and 2010, respectively, an increase of $251,000.  Stock option compensation expense increased $111,000 for the nine months ended September 30, 2011 as compared with the same period in 2010 since April 2010 was the start of stock option expense for the Company.  Payroll and benefits increased $163,000 in the nine months ended September 30, 2011 due to higher compensation levels in 2011.  Other selling, general and administrative expenses, net, decreased by $23,000 during the nine months ended September 30, 2011 compared to the same period in 2010.

Income (Loss) from Operations

The resulting effect on these changes in gross profits, operations expenses and selling, general and administrative expenses was a decrease in the loss from operations from $569,000 for the nine months ended September 30, 2010 to income from operations of $161,000 for the nine months ended September 30, 2011, an improvement of $730,000.

Framed Artwork Segment
Of the total amounts, the framed artwork segment had increased income from operations of $1,013,000 for the nine months ended September 30, 2011 compared to the same period in 2010.

Grass Segment
Of the total amounts, the grass segment had an increased loss from operations of $283,000 for the nine months ended September 30, 2011 compared to the same period in 2010.

Other Income (Expense), Net

Other Income

Other income decreased $87,000 for the nine months ended September 30, 2011 compared to the same period in 2010, primarily due to lower interest income recorded on the amounts owed to the Company by Sung Hsien Chang and JJ International.

Liquidity and Capital Resources

The Company’s net income for the nine months ended September 30, 2011 was $199,000.   Non-cash expenses totaled $434,000 for the nine months ended September 30, 2011 primarily due to stock option compensation.  Related party receivables and payables, net, used $141,000 of cash for the nine months ended September 30, 2011.  Working capital provided $75,000 in 2011.  Net cash provided by operating activities was $567,000 for the nine months ended September 30, 2011.

Net cash used in investing activities was $244,000 for 2011.  This is primarily for capital expenditures incurred by VGE in purchasing equipment for its GKG business.  In addition, $64,000 was received as proceeds from the disposal of assets not needed by the Company.

Net cash provided by financing was $82,000 for 2011.  This results from a payroll allocation by the Parent Company recorded as a capital contribution.

The Company expects cash on hand as of September 30, 2011 and future operating cash flow to fund operations for a minimum of the next twelve months, and as such, the Company has no immediate need for additional outside financing.  However, if revenue forecasts are not met or if future operating expenses or capital requirements increase beyond our control; the Company may need to seek additional cash resources through the sale of equity securities or debt securities.

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

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of September 30, 2011.

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

Changes in internal controls over financial reporting.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company is a non-accelerated filer.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of September 30, 2011.

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

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, other than as set forth below:

Risks Related To Our Business

Substantially all of our revenues to date have been to one customer, the loss of which could result in a severe decline in revenues.

For the nine months ended September 30, 2011 and 2010, the Company had one customer which made up 93% and 77%, respectively, of our total revenues.  We believe that this trend of revenues to one customer will continue in the near future.  A loss of any customer by the Company, and in particular, our leading customer, could significantly reduce recognized revenues.

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

The Company has 50,000,000 authorized shares of common stock, of which 8,600,000 were issued and outstanding as of September 30, 2011.  Of these issued and outstanding shares, 6,504,000 shares, or 75.6% of outstanding shares are owned by VIASPACE Inc.  The VGE shares owned by VIASPACE are pledged as collateral related to the secured debt owed by VIASPACE to Chang for the acquisition of IPA BVI and IPA China by VIASPACE and VGE on October 21, 2008.  400,000 shares of the Company are currently beneficially owned by Mr. Sung Hsien Chang, our President and director.  Other executive officers and directors do not own any Company shares that are issued and outstanding.  A total of 965,800 shares of the Company’s outstanding common stock are accounted for by our transfer agent as free trading shares at September 30, 2011.  A total of 7,634,200 shares of the Company’s outstanding common shares are accounted for as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.

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

On May 14, 2010, VIASPACE entered into a Secured Promissory Note with Sung Hsien Chang (“Chang”) and must pay Chang $5,331,025 over a five-year period.  Chang is a Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI.  Interest accrues at 6%.  On May 16, 2011, VIASPACE and Chang entered into an Amendment to Secured Promissory Note (the "Note Amendment"). Under the Note Amendment, VIASPACE must pay Changs LLC principal in five equal installments of $1,066,205 on the second through sixth anniversary of the issuance date. The first payment is due May 14, 2012.  Chang may elect to receive payments in cash or VIASPACE equity securities. In addition, as part of the Note Amendment, the Holder of the Note has been changed from Chang to Changs LLC, a limited liability company owned by Mr. Chang and his wife.  On September 23, 2011, VIASPACE made an advance payment of $200,000 on the installment payment due to Changs LLC on May 14, 2012.   The current amount of the installment payment due to Changs LLC on May 14, 2012 is $866,205.

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

VIASPACE GREEN ENERGY INC. (Registrant)

Date: November 14, 2011	By:	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer

Date: November 14, 2011	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer