Form 10-K
period 2011-12-31
VIASPACE Green Energy Inc.
filed 2012-03-30
CIK 1465062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-110680

VIASPACE GREEN ENERGY INC.
(Exact name of registrant as specified in its charter)

British Virgin Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 Bells Ferry Lane Marietta, Georgia	30066
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenue for its most recent fiscal year: $6,646,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 27, 2012: $3,187,000

State the number of shares outstanding of each of issuer’s classes of common equity, as of March 27, 2012: 8,600,000

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

PART I

ITEM 1. BUSINESS

Overview

VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) international business company (“we”, “us”, “VGE” or the “Company”) is a renewable energy company with a global reach. Our renewable energy is based on biomass-- in particular our dedicated energy crop with the trademarked name “Giant KingTM Grass”.  VGE is the parent company of Inter Pacific Arts Corporation, a BVI international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a Peoples Republic of China (“PRC”) company (“IPA China”).  IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China.  IPA BVI owns all equity interests of IPA China.  IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. IPA China also has Giant KingTM Grass (“GKG”), a proprietary dedicated energy crop, which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics.   Cellulosic ethanol, bio butanol and other liquid cellulosic biofuels, do not use corn or other food sources as feedstock.  GKG can also be used as animal feed.  GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that this process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of  GKG and fertilizer, so that the overall process of growing and burning GKG probably has some net carbon dioxide emissions, but much lower emissions than burning coal or other fossil fuels directly to create the same amount of energy.   GKG has been independently tested by customers and been shown to have excellent energy content, high bio methane production, and the cellulosic sugar content needed for biofuels and biochemicals.

We are growing GKG on approximately 226 acres of leased land in China to serve as a nursery to provide seedlings for large bioenergy projects, a demonstration plantation for potential partners and customers to visit, to provide samples for testing by potential customers, and as a grass source for our own Green LogTM and pellet products.

VGE has moved its headquarters to Georgia and has business activities in China.

As of December 31, 2011 VIASPACE Inc. (“VIASPACE” or “Parent”) owns 75.6% of the outstanding common shares of VGE.  As of December 31, 2010 VIASPACE owned 75.7% of the outstanding common shares of VGE.

The Company’s web site is www.VIASPACEGreenEnergy.com.  Information contained on, or accessible through, our website should not be deemed as part of this report.

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

The amount paid by VIASPACE and VGE for the acquisition on October 21, 2008 was $15,832,000 composed of:  fair market value of VIASPACE stock issued - $4,589,000; VIASPACE loan to Chang - $4,800,000; and VIASPACE minority interest in VGE - $6,443,000.  The net assets acquired totaled $3,003,000.  The excess of value paid for the acquisition in excess of net assets acquired was assigned to:  grass license - $507,000 and goodwill - $12,322,000 which was recorded on the balance sheet of VIASPACE and VGE.

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

On May 16, 2011, VIASPACE and Chang entered into an Amendment to Secured Promissory Note (the "Note Amendment"). The parties desired to extend the installment payment due dates by one year as part of the Note Amendment.  The Note Amendment requires VIASPACE to make five equal annual installment payments of One Million Sixty Six Thousand and Two Hundred and Five Dollars ($1,066,205) each, together with interest per annum of six percent (6%), in arrears on the second, third, fourth, fifth and sixth anniversary dates of the Issue Date rather than the first, second, third, fourth and fifth anniversary dates of the Issue Date.  In addition, as part of the Note Amendment, the Holder of the Note has been changed from Sung Hsien Chang to Changs LLC, a limited liability company owned by Mr. Chang and his wife.  On September 23, 2011, the Company made an advance payment of $200,000 on the installment payment due to Changs LLC on May 14, 2012.   The current amount of the installment payment due to Changs LLC on May 14, 2012 is $866,205.

Our Business

Grass Business Division

The Company focuses on GKG, a natural hybrid, non-genetically modified, fast-growing, perennial grass which we are growing as a dedicated energy crop that can be used to generate low carbon and renewable electricity by direct burning in a biomass power plant, and can be made into pellets that can replace some of the coal in existing power plants thus reducing carbon emissions.  GKG may also be used to produce bio methane through anaerobic digestion and as a feedstock for non-food liquid biofuels such as bio ethanol and bio butanol. It can also be used as a feedstock for biochemicals and bio plastics. This perennial grass can grow up to 14 feet in height.   It can be harvested at least twice a year in tropical and semitropical areas with a yield of up to 375 metric tons per hectare (freshly cut, referred to as wet yield).  We believe that GKG has the highest yield of any crop.  Note that one hectare (ha) is 10,000 square meters and equal to 2.47 US acres or approximately the size of two US football fields.

GKG has been independently tested by multiple potential customers. Proximate and ultimate analyses are available as well as ash composition, biogas production test data and sugar composition, pretreatment and hydrolysis data are available. To our knowledge, the results have been very positive and consistent. GKG has excellent energy content of 18.4 megajoules (MJ) per dry kilogram. Its chemical and physical properties are very similar to corn straw, which is material left behind from the corn plant after the ear of corn has been harvested. Corn straw is used as fuel in many biomass power plants, and a leading international biomass power provider, has declared GKG as suitable for their power plants. The bio methane production from GKG has been tested in three customer laboratories and shows the outstanding production of 91 liters of methane per kilogram of fresh grass. The methane can be used to generate clean electricity or can be burned to produce process heat. There are potentially thousands of biogas plants worldwide that may use GKG.  A large European electric utility has tested GKG and examined prototype pellets. In addition to these current markets, GKG can be used as animal feed and has been tested for this purpose.

GKG can also be used as a feedstock to make cellulosic biofuels such as bio ethanol, bio butane and green gasoline.    Three companies have recently tested GKG as a potential feedstock for producing biofuels, biochemicals and bio plastics through fermentation method.  Laboratory results from these tests show that GKG has almost identical composition including sugar content as corn straw or wheat straw which are the agricultural waste products often targeted as a feedstock for cellulosic biofuels.  The projected bio ethanol yield is approximately 80 gallons per dry ton of GKG based on these tests.

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

GKG as a dedicated energy crop has generated widespread interest from the renewable energy community. In 2011, the Company made invited presentations on GKG at international conferences in the US, China, Singapore, Korea, India, Ghana and Taiwan.

Energy pellets made from dried GKG can be used as a replacement for coal in electricity generating power plants.  Reports by the U.S. Department of Energy state that 15% to 20% of coal used in the power plant may be replaced by burning grass in an existing power plant with only minor modifications. This process called co-firing allows utilization of the large capital investment in existing coal fired power plants while reducing their carbon dioxide emissions by 15 to 20%. GKG and other biomass have lower mercury, arsenic and sulfur emissions than coal.

On November 7, 2011, VIASPACE and Seema Energy Co., Ltd. (“Seema”), a renewable energy development company based in Thailand, signed at MOU to jointly develop the detailed plan for a Giant King Grass plantation to fuel Seema’s proposed 90 MW biomass power plant. VIASPACE and Seema will initially jointly develop a test plot to optimize cultivation of Giant King Grass in Thailand. The MOU provides for the supply of seedlings and development of a 2 hectare (5 acre) testing facility to assess and optimize Giant King Grass cultivation under Thai climate conditions.

Our strategy has been to build up our grass production capabilities in China where we have 91 ha (226 acres) under cultivation. This land serves as a small scale demonstration plantation and also allows us to provide samples to potential partners and customers; the harvested grass is used in our factory to produce Green Log TM fireplace and campfire logs and energy pellets; and it is a nursery to provide seedlings for a major expansion.

We plan to expand our grass business into other areas of the world, and are in discussions with owners and developers of power plants, pellet mills and biogas facilities in Indonesia, Thailand, Malaysia, Cambodia, Singapore, Philippines, India, Africa, United States and Europe.

Having a reliable source of feedstock is critical for all energy users of biomass. Today, power plants and pellet mills use agricultural and forestry waste such as corn straw, wheat straw, rice husks and wood waste as feedstock. Increasing demand for biomass has caused the price of this agricultural and forestry waste to rise dramatically and in some places it is in short supply. Biomass supply issues have caused power plants to become unprofitable, idle or abandoned. It is now well-recognized that dedicated energy crops such as GKG are necessary for successful operation of biomass processing facilities. Agricultural waste will still be used, but the dedicated energy crop will provide a reliable and consistent base. In part because of the feedstock uncertainty issue, many proposed biomass power plant and biogas projects have been unable to obtain financing. A dedicated energy crop will help alleviate this obstacle.

Because of its high yield, GKG provides feedstock with less use of land and we believe therefore lower costs compared to its alternatives.  Other energy crops providing half the yield will require twice the land and therefore land and other costs are nearly doubled.

Another major advantage of GKG is that it can be harvested at any time-- particularly in a tropical or subtropical area.  When corn straw is used, you have to wait for the corn to mature before you have any feedstock. At the corn harvest, a lot of feedstock is available all at one time. This corn straw has to be collected, stored and used until the next corn harvest which will be one year later. This is a major logistics issue. If the climate permits, GKG can be planted so that it matures continuously and allows just-in-time harvesting.

Higher food prices have led to food shortages around the globe.   This argument has resonated with many world leaders and resulted in a global effort to derive biofuels from plants that are not in the human food chain.  These are called cellulosic biofuels.

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

The Company has two revenue models for GKG: 1. grass plantation integrated with a power plant or processing facility such as a pellet mill under company or joint venture control, and 2. contract plantation establishment, support and licensing for a customer that owns and operates the plantation and power plant.

In China we are pursuing the integrated plantation and processing facility model. We lease the land and employ labor and management to grow GKG and use it to produce Green LogsTM and pellets in our factory.   The grass is to be used to supply domestic Chinese biomass energy markets, or exported in pelletized form, to energy markets globally.  We will manage and control the supply chain from initial land preparation through the FOB source shipment point for the feed or energy market. We may pursue this model using only our own capital resources, or we may elect to use joint ventures with local landowners, energy equipment manufacturers, power plant owner/operators and/or capital providers.  The terms of these joint ventures will be negotiated on a case-by-case basis.

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

Management believes both models will be important contributors to our revenue streams. We believe all our revenues initially will result from the integrated plantation & end-user model. Rapid global expansion requires local joint venture partners that have land and labor, but lack the energy crop and the expertise to grow it. The contract plantation establishment and licensing model with joint venture partners will be used for most of these projects.  The company may also serve as developer for integrated Giant King Grass plantations and bioenergy projects.

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

The acquisition of IPA was a strategic move to acquire its revenue and profit from its current framed art business, as well as the grass business. With the profits from the framed art business, we are developing the grass business without having to access external capital.  We are committed to grow the framed art business by providing top-quality product at an attractive price for our retail chain and other customers.

The Company works with buyers from retail chains and their in-house designers to choose prints and other art forms from catalogs of copyrighted and licensed work. We only purchase prints from reputable publishing companies with whom we have long-standing relationships, and such companies have represented to us that there are no counterfeits and that all royalties have been paid.  We then create mockup versions of combinations of art, mattes and frames for the customer.  Once the customer decides on a print, matte and frame combination, we ship the prints to our factory in Guangzhou, China.  The mattes, frame moldings and glass are sourced in China.  A typical order is 1,400 units of a specific design and a customer usually orders several different designs which are packed in several containers and shipped directly to the customer in the US  We provide prints, frames and packaging that are all of high quality.  An example of quality packaging is our use of protective clear plastic covers on the corners of the frame.  The covers provide protection during shipping and handling, but are transparent and do not obscure the artwork on the display shelf as conventional cardboard corner protectors do.  Our customers interact closely with our quality control department in China. The customers make detailed inspections of the artwork before they authorize shipment to the US.  Our framed artwork typically retails for $50-$300.

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

Research and Development

The Company did not record any research and development activities in 2011 or 2010.  If we do in the future, it will be expensed as incurred.

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

Grass Business Division

Many companies, universities and research laboratories worldwide are investigating grass as a feedstock for cellulosic ethanol and other applications.  Monsanto is an example of a large company focusing on grass. Ceres is an example of company focusing on biomass and grass in particular. Much of the competition is looking at miscanthus or switchgrass.  These grasses are suitable for temperate areas. Much of the competition also is focused on selling seeds. GKG is a natural hybrid that is not genetically modified nor generally available, and to our knowledge no one else is growing GKG, as a commercial crop. Based on publicly available data on switchgrass and miscanthus, compared to our data on GKG, we believe that GKG has higher productivity than these and other competing grasses.  GKG is most suitable for tropical and subtropical areas, which are the focus of the company’s efforts.  Because GKG is propagated by seedlings and not by seeds, it is not an invasive species.  The Company is focusing on projects involving growing the grass and securing long-term supply contracts for biofuel production, as a replacement for coal and electricity generation, and as animal feed.  With long-term supply contracts and joint ventures, we plan to capture these recurring revenue streams.

Other grasses such as alfalfa are suitable for animal feed and are also competitors of GKG.

Dependence on a Few Major Customers

For 2011 and 2010, the Company had one customer in our framed artwork business, which made up 99% and 83%, respectively, of our total revenues.  We believe this concentration of sales made to a small number of customers will continue in the near future.  A loss of any customer by the Company could significantly reduce our future revenues.

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

Employees

As of December 31, 2011 we have 67 full time employees, 64 of whom are based in China and 3 in the US.  We also have 33 part time employees, 32 of whom are based in China and 1 in the US.  We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

Regulatory Issues

None

Trademarks

The Company has trademark registrations for “VIASPACE” and “GREEN LOG” and it has an allowed pending trademark application for “GIANT KING”.

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

While we believe we have sufficient cash for the next 12 months, we may require additional cash to grow our grass business.  We may conduct additional debt or equity financings to provide such capital.  The sale or issuance of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We may not be able to obtain financing in amounts or on terms acceptable to us, if at all. We may also not be able to secure or repay debt incurred to fund operations. As a result, our operating results and financial condition may be materially and adversely affected.

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

Our performance is substantially dependent on the performance of our executive officers and key employees. In particular, the services of:

●	Dr. Carl Kukkonen, Chief Executive Officer.
●	Mr. Sung Hsien Chang, President.
●	Mr. Stephen Muzi, Chief Financial Officer.

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

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the carrying value of goodwill, we make estimates and assumptions about sales, operating margins, growth rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. Under the income approach, we are required to make various judgmental assumptions about appropriate discount rates. Disruptions in global credit and other financial markets and deterioration of economic conditions, could, among other things, cause us to increase the discount rate used in the goodwill valuations. We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which could be substantial. On December 31, 2011, the Company recorded impairment expense on goodwill of $7,307,000.   Goodwill as of December 31, 2011 has been reduced from $12,322,000 at December 31, 2010 to $5,015,000 at December 31, 2011.   Goodwill represents 47.9% of total assets at December 31, 2011.

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

Risks Related to our Framed Art Business

We are heavily dependent on one major customer for our revenues

For 2011 and 2010, sales to one customer comprised 99% and 83%, respectively, of our total revenues.  We believe this concentration of sales to one customer will continue in the near future. We do not have a long-term contract with this customer. A loss of this customer or even a dramatic reduction in sales could significantly reduce our future revenues and profitability.

Failure of our internal controls over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud.  Our growth could place significant additional pressure on our system of internal control over financial reporting.  Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.  A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our common stock.

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

On May 14, 2010, VIASPACE entered into a Secured Promissory Note with Sung Hsien Chang (“Chang”).  On May 16, 2011, VIASPACE and Chang entered into an Amendment to Secured Promissory Note (the "Note Amendment"). The parties desired to extend the installment payment due dates by one year as part of the Note Amendment.  The Note Amendment requires VIASPACE to make five equal annual installment payments of One Million Sixty Six Thousand and Two Hundred and Five Dollars ($1,066,205) each, together with interest per annum of six percent (6%), in arrears on the second, third, fourth, fifth and sixth anniversary dates of the Issue Date rather than the first, second, third, fourth and fifth anniversary dates of the Issue Date.  In addition, as part of the Note Amendment, the Holder of the Note has been changed from Sung Hsien Chang to Changs LLC, a limited liability company owned by Mr. Chang and his wife.  On September 23, 2011, the Company made an advance payment of $200,000 on the installment payment due to Changs LLC on May 14, 2012.   The current amount of the installment payment due to Changs LLC on May 14, 2012 is $866,205.

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

Our major shareholders, directors and officers control a majority of our ordinary shares, decreasing your influence on shareholder decisions.

Our major shareholder is VIASPACE Inc. which holds 6,506,000 ordinary shares at December 31, 2011, or approximately 75.6% of our outstanding shares.  Officers and directors beneficially own 400,000 ordinary shares.  If VIASPACE does not make its cash payment to Chang on May 14, 2012, or some other alternate arrangement is not reached, Chang has the ability to require VIASPACE to transfer all of the shares of VGE it holds to him.  We would then be controlled by Chang rather than our current parent company, VIASPACE.   Whether it is VIASPACE or Chang, our major shareholder controls a significant amount of voting power.  This concentration of ownership and voting power may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our ordinary shares. These actions may be taken even if they are opposed by our other shareholders, including those who purchase shares in the Company. See “Principal Shareholders.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company maintained a corporate office in Irvine, California through March 31, 2012.  Effective April 1, 2012, our corporate office is being relocated to Marietta, Georgia.  Our manufacturing facility is located in Guangzhou province in the PRC.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commercial Commitments.”

Office	Address	Term
VIASPACE GREEN ENERGY	2102 Business Center Dr., Suite 130, Irvine, California, 92612	Month-to-month expired March 31, 2012

VIASPACE GREEN ENERGY	131 Bells Ferry Lane Marietta, Georgia 30066	Month-to-month beginning April 1, 2012

IPA CHINA	San Sheng Road, DaLi Village, TaiHe Town, Guangzhou, China 510540	Building owned by Company; Land leased from PRC government

IPA BVI	No. 10 Lane 210, Hai Pu Road, Hsin Chu, Taiwan	Month-to-month

Total rent expense for all locations for 2011 was approximately $36,000.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

The Company is a company listed and principally quoted on the OTC Bulletin Board (“OTCBB”) under the trading symbol “VGREF.OB”.  The first day of trading for the Company’s common stock was November 8, 2010.

The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTCBB.  The price information in the table below reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2011:
First Quarter	$3.50	$3.15
Second Quarter	$3.15	$1.02
Third Quarter	$3.15	$1.90
Fourth Quarter	$2.25	$2.25

Quarterly period	High		Low
Fiscal year ended December 31, 2010:
First Quarter	$	―	$	―
Second Quarter	$	―	$	―
Third Quarter	$	―	$	―
Fourth Quarter		$3.00		$4.00

Holders

At March 27, 2012, there were 36 shareholders of record of the Company’s Common Stock.

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

Equity Compensation Plan

The Company’s equity compensation plan is discussed under the section titled “Equity Compensation Plan Information” under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters” below.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in 2011.

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the majority of common security holders during the fourth quarter of 2011

ITEM 6. SELECTED FINANCIAL DATA

None required for Company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) international business company (“we”, “us”, “VGE” or the “Company”) is a renewable energy company with a global reach. Our renewable energy is based on biomass-- in particular our dedicated energy crop with the trademarked name “Giant KingTM Grass”.  VGE is the parent company of Inter Pacific Arts Corporation, a BVI international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a Peoples Republic of China (“PRC”) company (“IPA China”).  IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China.  IPA BVI owns all equity interests of IPA China.  IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. IPA China also has Giant KingTM Grass (“GKG”), a proprietary dedicated energy crop, which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics.   Cellulosic ethanol, bio butanol and other liquid cellulosic biofuels, do not use corn or other food sources as feedstock.  GKG can also be used as animal feed.  GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that this process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of  GKG and fertilizer, so that the overall process of growing and burning GKG probably has some net carbon dioxide emissions, but much lower emissions than burning coal or other fossil fuels directly to create the same amount of energy.   GKG has been independently tested by customers and been shown to have excellent energy content, high bio methane production, and the cellulosic sugar content needed for biofuels and biochemicals.

We are growing GKG on approximately 226 acres of leased land in China to serve as a nursery to provide seedlings for large bioenergy projects, a demonstration plantation for potential partners and customers to visit, to provide samples for testing by potential customers, and as a grass source for our own Green LogTM and pellet products.

VGE has moved its headquarters to Georgia and has business activities in China.

As of December 31, 2011 VIASPACE Inc. (“VIASPACE” or “Parent”) owns 75.6% of the outstanding common shares of VGE.  As of December 31, 2010 VIASPACE owned 75.7% of the outstanding common shares of VGE.

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

In accordance with FASB ASC 350-20-35, “Intangibles - Goodwill and Other”, management tests our goodwill for impairment annually, or more frequently if events or changes in circumstances suggest that the carrying amount may not be recoverable. Based upon their impairment analysis performed during the fourth quarter of 2011, management of the Company has concluded there was no impairment of goodwill at December 31, 2011.

In accordance with FASB ASC 360-10-35, “Property, Plant, and Equipment”, management reviews our long-lived asset groups, including property and equipment and other intangible assets, for impairment whenever events indicate that their carrying amounts may not be recoverable. Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:

●	our significant underperformance relative to expected operating results;

●	significant adverse change in legal factors or in the business climate;

●	an adverse action or assessment by a regulator;

●	unanticipated competition;

●	a loss of key personnel;

●	significant decrease in the market value of a long-lived asset; and

●	significant adverse change in the extent or manner in which a long-lived asset is being used or its physical condition.

When management determines that one or more impairment indicators are present for an asset group, we compare the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows, an impairment loss is recognized for the excess of the carrying amount of the asset group over its fair value. The management of the Company has concluded that there were no impairment indicators relating to long-lived assets as of the end of fiscal years 2011 and 2010.
Results of Operations

Year Ended December 31, 2011 versus Year Ended December 31, 2010

Revenues

Revenues were $6,646,000 and $3,247,000 for the year ended December 31, 2011 and 2010, respectively, an increase of $3,399,000, or 105%, due to increased customer orders and demand for artwork as the US economy has recovered.  Approximately $6,631,000 of revenues recorded during the year ended December 31, 2011 are from framed artwork sales and $15,000 of revenues are from grass sales.  For the year ended December 31, 2010, $3,240,000 were from framed artwork sales and $7,000 of revenues were from grass sales.

Cost of Revenues

Cost of revenues were $4,606,000 and $2,271,000 for the year ended December 31, 2011 and 2010, respectively, an increase of $2,335,000, due to increased customer orders from framed artwork.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the year ended December 31, 2011 compared to the same period in 2010 was an increase in gross profit from $976,000 for the year ended December 31, 2010 to $2,040,000 for the year ended December 31, 2011, an increase of $1,064,000, or 109%.

Operations Expenses

Operations expenses were $257,000 and $152,000 for the year ended December 31, 2011 and 2010, respectively, an increase of $105,000.  The increase is primarily due to operations expenses incurred by VGE in the production of its GKG in China.  This includes operating costs for salaries, equipment, maintenance, utilities and fuel costs.  The Company expects operations expenses for VGE to increase in the future as more expenditures are incurred to grow, harvest and produce GKG.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,004,000 and $1,522,000 for the year ended December 31, 2011 and 2010, respectively, an increase of $482,000.

Framed Artwork Segment

Of the total amounts, the framed artwork segment had selling, general and administrative expenses of $626,000 and $568,000 for the year ended December 31, 2011 and 2010, respectively, an increase of $58,000 primarily due to an increase in bad debt expense in 2011.

Grass Segment

Of the total amounts, the grass segment related to growing GKG in the PRC had selling, general and administrative expenses of $1,378,000 and $954,000 for the year ended December 31, 2011 and 2010, respectively, an increase of $424,000.  Stock option compensation expense increased $111,000 for the year ended December 31, 2011 as compared with the same period in 2010 since April 2010 was the start of stock option expense for the Company.  Payroll and benefits increased $242,000 in the year ended December 31, 2011 due to higher compensation levels in 2011.  Amortization expense on intangible assets increased $81,000 in 2011 as compared with 2010.  Other selling, general and administrative expenses, net, decreased by $10,000 during the year ended December 31, 2011 compared to the same period in 2010.

Goodwill Impairment Expense

FFG Valuations, Inc. (“FFG”) was engaged by VGE to perform a goodwill impairment test, ASC 350, for the reporting unit IPA BVI and IPA China as of December 31, 2011.   The purpose of the report was to express an opinion regarding any potential goodwill impairment pursuant to ASC 350 Intangibles-Goodwill and Other (“ASC 350”) issued by FASB. ASC 350-20-35 provides for a two-step impairment test to be used: to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). Based on results of the Step 1 test, FFG performed the Step 2 analysis on the Reporting Unit as part of the engagement. The date of appraisal (“Valuation Date”) was performed as of December 31, 2011. The term “fair value” is defined in ASC 820 as: the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is greater than its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is not required. However, if the fair value of the reporting unit is less than its carrying value, a company must perform a hypothetical purchase price allocation to measure the amount of the impairment loss, if any. The second step requires a company to compare the implied fair value of reporting unit goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, a company should recognize an impairment loss for that excess. Previously recognized impairment losses may not be reversed. Implied value of goodwill is calculated in the same manner as goodwill arising in a business combination. That is, a company should allocate the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the company acquired the reporting unit in a current business combination and the fair value of the reporting unit is the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities is the implied fair value of goodwill.

As a result of the study by FFG, the Company recorded an impairment charge to its goodwill of $7,307,000 at December 31, 2011.  Goodwill was reduced from $12,322,000 at December 31, 2010 to $5,015,000 at December 31, 2011.

Income (Loss) from Operations

The resulting effect on these changes in gross profits, operations expenses and selling, general and administrative expenses, and goodwill impairment expense was an increase in the loss from operations from $698,000 for the year ended December 31, 2010 to a loss from operations of $7,528,000 for the year ended December 31, 2011, an increase of $6,830,000.

Framed Artwork Segment

The framed artwork segment had increased income from operations of $993,000 for the year ended December 31, 2011 compared to the same period in 2010.

Grass Segment

The grass segment had an increased loss from operations of $516,000 for the year ended December 31, 2011 compared to the same period in 2010.

Goodwill Impairment

As mentioned above, the Company recorded an impairment charge to its goodwill of $7,307,000 at December 31, 2011.

Other Income (Expense), Net

Other Income

Other income decreased $78,000 for the year ended December 31, 2011 compared to the same period in 2010, primarily due to lower interest income recorded on the amounts owed to the Company by Sung Hsien Chang and JJ International.

Impairment of Marketable Securities

The Company owns common stock of VIASPACE Inc. which decreased in market value during 2011.  The Company recognized an impairment of $353,000 for the year ended December 31, 2011 as the decrease was deemed by the Company to be other than a temporary impairment of marketable securities.

Liquidity and Capital Resources

The Company’s net loss for the year ended December 31, 2011 was $7,932,000.   Non-cash expenses totaled $7,968,000 for the year ended December 31, 2011 primarily due to goodwill impairment expense of $7,307,000 and stock option compensation expense of $445,000.  Related party receivables and payables, net, used $64,000 of cash for the year ended December 31, 2011.  Working capital provided $1,070,000 in 2011.  Net cash provided by operating activities was $1,042,000 for the year ended December 31, 2011.

Net cash used in investing activities was $187,000 for 2011.  Capital expenditures incurred by VGE totaled $251,000 in 2011 mainly due to equipment purchased for GKG business.  In addition, $64,000 was received as proceeds from the disposal of assets not needed by the Company.

The Company expects cash on hand as of December 31, 2011 and future operating cash flow to fund operations for a minimum of the next twelve months, and as such, the Company has no immediate need for additional outside financing.  However, if revenue forecasts are not met or if future operating expenses or capital requirements increase beyond our control; the Company may need to seek additional cash resources through the sale of equity securities or debt securities.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2011.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Exchange Risk. Although we use US dollars as our reporting currency and our artwork revenue is denominated in US dollars, our operations are carried out in RMB and we maintain RMB denominated bank accounts. We, therefore, are subject to currency risk. Although the conversion of the RMB is highly regulated in China, the value of the RMB against the value of the US dollar or any other currency nonetheless may fluctuate in value within a narrow band against a basket of certain foreign currencies. China is currently under significant international pressures to liberalize this government currency policy, and if such liberalization were to occur, the value of the RMB could appreciate or depreciate against the US dollar. Unfavorable changes in the exchange rate between the RMB and the US dollar may result in a material effect on the income statement of IPA China since US dollars is its functional currency.  We do not use derivative instruments to reduce our exposure to foreign currency risk.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Company’s audited financial statements on pages F-1 through F-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective June 20, 2011, the "Company dismissed Goldman Kurland and Mohidin, LLP (the "Former Auditor") as its independent registered public accounting firm, and has engaged Hein & Associates LLP as its new independent registered public accounting firm. The Company's Board of Directors unanimously made the decision to change independent accountants. The change in independent registered public accounting firm is not the result of any disagreement with the Former Auditor.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, the Company carried out an assessment under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(1) and I 5d-15(1)). Our CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company maintains internal controls over financial reporting to include those policies and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's ("SEC's") rules and forms, and that such information is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the internal controls over financial reporting, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of management, including the Company's CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our CEO and CFO concluded as of December 31, 2011, our internal controls over financial reporting were not effective at the reasonable assurance level due to the material weaknesses discussed below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

 This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Material Weakness and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had the material weakness identified above. Through the efforts of management, external consultants, and our Audit Committee, we have developed a specific action plan to remediate the material weaknesses. We expect to implement these various action plans during 2012. If we are able to complete these action plans in a timely manner, we anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2012.

Our CEO and CFO concluded that as of December 31, 2011, the following material weaknesses existed:

1.        Due to the Company’s budget constraints, the Company’s accounting department does not maintain the number of accounting personnel (either in-house or external) necessary to ensure more complete and effective financial reporting controls.  Due to this situation, we did not perform timely and sufficient internal or external review of our current fiscal year financial reporting which resulted in several audit adjustments.

Remediation of Internal Control Deficiencies and Expenditures

It is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period. We are developing specific action plans for each of the above material weaknesses. We are uncertain at this time of the costs to remediate all of the above listed material weaknesses.

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2011. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our Commission reporting obligations.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT

Executive Officers and Directors

The following table sets forth our executive officers and directors, their ages and the positions held by them.   None of the directors listed below are independent directors:

Name	Age	Position Held
Dr. Carl Kukkonen	66	Chief Executive Officer and Director
Mr. Sung Hsien Chang	49	President and Director
Mr. Samuel Chen	65	Director
Mr. Stephen Muzi	48	Chief Financial Officer

Carl Kukkonen.   Dr. Kukkonen is the Chief Executive Officer and Director of VIASPACE Inc. since 2005.  He has been the Chief Executive Officer and Director of VIASPACE Green Energy Inc. since October 2008.   He is also the Chief Executive Officer, President, and Director, Direct Methanol Fuel Cell Corporation, a subsidiary of VIASPACE Inc. since 2001.  He was the Co-founder and Chief Executive Officer of ViaSpace Technologies LLC (predecessor of VIASPACE Inc.) from 1998 to 2005.  Previously, Dr. Kukkonen served as the Director of the Center for Space Microelectronics Technology and Manager of Supercomputing at the Caltech NASA Jet Propulsion Laboratory from 1984 to 1998.  From 1977 to 1984, he was the Principal Research Engineer at Ford Motor Company.  Dr. Kukkonen has a B.S. in physics from the University of California at Davis and an M.S. and Ph.D. in physics from Cornell University.  He was also a Post-doctoral fellow at Purdue University.

Sung Hsien Chang.  Mr. Chang is the President and Director of VIASPACE Green Energy since October 2008.  Mr. Chang became a Director of VIASPACE Inc. in May 2010.  He is also the Chief Executive Officer and founder of Inter-Pacific Arts, Inc., a subsidiary of VIASPACE Green Energy Inc. since 2002.  In 1988, Mr. Chang began operations in America by creating JJ International, Inc., an import and trading company. JJ International, Inc. has now been in operations for over 22 years selling indoor, outdoor home furnishing, and home organizer products to retailers throughout the U.S.  Prior to 1988, Mr. Chang worked at Jun Jung Metal prior to 1998.  Mr. Chang is a member of the World Taiwanese Chambers of Commerce, board member of the Atlanta Taiwanese Chamber of Commerce, and director of the Shi-Tai United Fund Inc. which is committed to building a better and more beautiful living environment.

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

Stephen Muzi.  Mr. Muzi has been the Chief Financial Officer, Treasurer and Secretary of VIASPACE Inc. since June 2005.  He has been the Chief Financial Officer, Treasurer and Secretary of VIASPACE Green Energy Inc. since October 2008.   He was the controller for SpectraSensors, Inc., a spun-off former subsidiary of VIASPACE from 2003 to 2005.  He was also a controller for ViaLogy Corp., a spun-off former subsidiary of VIASPACE Inc. from 2003 to 2005.  From 2004 to 2005, he also served as a consultant to Direct Methanol Fuel Cell Corporation and Ionfinity LLC, subsidiaries of VIASPACE Inc. from 2004 to 2005.  Mr. Muzi joined ViaSpace Technologies LLC (predecessor of VIASPACE Inc.) in May 2000.  Mr. Muzi obtained his B.S. degree from Rochester Institute of Technology and an M.B.A. from the State University of New York at Buffalo.  He is a Certified Public Accountant.

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

Audit Committee.  Expect to be established in 2012.

Compensation Committee.  Expect to be established in 2012.

Governance and Nominating Committee.  Expect to be established in 2012.

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

Director Compensation

All directors hold office until the expiration of their respective terms and until their successors have been duly elected and qualified. There are no family relationships among our directors or executive officers. Officers are elected by and serve at the discretion of the BOD. Employee directors do not receive any compensation for their services. Non-employee directors may receive cash, stock or stock options for their service on the BOD. In addition, non-employee directors are entitled to receive compensation for their actual travel expenses for each BOD meeting attended.   None of our directors received any director compensation for serving on the BOD in 2011.  Directors who are our officers received salary and stock options which is included in the Summary Compensation Table in Item 10 of this Form 10-K

Limitation of Director and Officer Liability

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

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

The Company expects to adopt a code of ethics that applies to its principal: executive officers, financial officer, accounting officer or controller, or persons performing similar functions in 2012.

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

•
been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	any federal or state securities or commodities law or regulation;

(ii)
any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member (covering stock, commodities or derivatives exchanges, or other SROs).

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the annual compensation paid by us to Dr. Carl Kukkonen, our principal executive officer, for the year ended December 31, 2011 and our executive officers who were paid more than $100,000 per annum.  Other than the officers listed, no other officer had total compensation during either of the previous two years of more than $100,000.  The Named Executive Officers are the Company’s Chief Executive Officer, President and Chief Financial Officer.

Summary Compensation Table

Name	Year	Salary (1) ($)	Bonus ($)	Stock Awards ($)	Option Awards (2)($)	All Other Compensation ($)	Total ($)
Carl Kukkonen	2011	―	―	―	181,416	―	181,416
Chief Executive Officer (Principal Executive Officer)	2010	―	—	—	136,062	—	136,062
	2009	40,000	—	—	—	—	40,000

Sung Hsien Chang	2011	240,000	―	―	181,416	―	421,416
President and Chief Executive Officer of IPA BVI and IPA China	2010	240,000	—	—	136,062	—	376,062
	2009	240,000	—	—	—	—	240,000

Stephen Muzi	2011	―	―	―	82,464	―	82,464
Chief Financial Officer (Principal Financial Officer)	2010	―	—	—	61,848	—	61,848
	2009	30,000	—	—	—	—	30,000
__________________
(1)
Salary amounts shown are amounts paid by the Registrant to the officers listed.  VIASPACE Inc., parent company of the Registrant paid salary in 2011, 2010 and 2009 to Dr. Carl Kukkonen and Mr. Stephen Muzi, which amounts are not included in the executive compensation table of the Registrant but rather shown in the executive compensation table of VIASPACE Inc.

(2)
Represents the dollar amount recognized as compensation expense for financial statement reporting purposes for 2010 under FASB ASC Topic 718, Share-Based Payment, and not an amount paid to or realized by the Named Executive Officer.  The amount shown in option awards represents awards granted in 2010.  There were no new option awards granted in 2011.  Assumptions used in the calculation of this amount are included in the footnotes to the Company’s consolidated audited financial statements.  There can be no assurance the amounts determined by FASB ASC Topic 718 will ever be realized.

Stock Incentive Plan

Our BOD and majority of shareholders adopted a stock incentive plan in 2009 that provides for stock option and stock grants for our employees, directors and consultants. 1,400,000 ordinary shares (16.28% of outstanding shares at December 31, 2011) will initially be reserved in the stock incentive plan.  The number of shares in the stock option plan will adjust annually and remain at 16.28% of outstanding shares. The options will vest at a rate determined by the company's directors and have an exercise price of at least 80% of the market price of our shares on the date the options are granted.  On March 25, 2010, VGE granted stock options to the following:  Carl Kukkonen, CEO 550,000 stock options; Sung Hsien Chang, President 550,000 stock options; and Stephen Muzi, CFO 250,000 stock options.

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

Stock Option Grants

There were no stock options granted in 2011 to any of the Company’s Named Executive Officers.

Outstanding Equity Awards at Fiscal Year End

The following table shows the number of equity awards held by the Company’s Named Executive Officers on December 31, 2011.

VIASPACE GREEN ENERGY INC.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
DECEMBER 31, 2011

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Carl Kukkonen	481,257	68,743		$0.80	3/25/20
Sung Hsien Chang	481,257	68,743		$0.80	3/25/20
Stephen Muzi	218,757	31,243		$0.80	3/25/20

There were no shares of the Company’s common stock acquired during 2011 upon the exercise of the options.

Director Compensation

The Company did not provide director compensation in 2011.  The Company will review its compensation plan for the Company’s non-employee directors during 2011.

Retirement Plans

The Company does not have any retirement plans that executives participate in at December 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 27, 2012 by (i) each person who beneficially owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified below, and (iii) all directors and executive officers as a group.  Percentage of beneficial ownership is based on 8,600,000 shares outstanding as of March 27, 2012. The mailing address for each shareholder identified in this table is 131 Bells Ferry Lane, Marietta, Georgia 30066.

Name	Number of Shares Beneficially Owned	Exercisable Options Beneficially Owned (a)	Total Number of Shares and Exercisable Options Beneficially Owned	Percent of Class of Common Stock (b)

Directors:
Carl Kukkonen, CEO	―	550,000	550,000	5.5%
Sung Hsien Chang, President (d)	400,000	550,000	550,000	9.5%
Samuel Chen	―	―	―	―

Other Named Officers:
Stephen J. Muzi, CFO	―	250,000	250,000	2.5%

All Named Executive Officers and Directors as a group (4 persons)	400,000	1,450,000	1,450,000	17.5%

Other 5% Owners:
VIASPACE Inc. (c)	6,501,860	―	6,501,860	65.3%

(a)	Includes only options that become exercisable on or before May 27, 2012 and excludes options that become exercisable after such date.

(b)
The percent of Common Stock owned is calculated using the sum of the number of shares of Common Stock owned as of March 27, 2012 and the number of options of the beneficial owner that are exercisable on or before May 27, 2012 divided by the sum of the number of shares of Common Stock outstanding as of March 27, 2012 and the number of options of the beneficial owner that are exercisable on or before May 27, 2012..

(c)
VIASPACE Inc. is the parent company of VIASPACE Green Energy Inc.  The natural person with voting and dispositive power of ordinary shares held by VIASPACE Inc. is Carl Kukkonen, CEO of VIASPACE Inc. and VIASPACE Green Energy Inc.  Mr. Kukkonen disavows ownership of such shares.

(d)	Includes 400,000 shares held by a company of which his wife and mother are the control persons.

Equity Compensation Plans

Our current stock option plan is explained in detail in the footnotes to the accompanying consolidated financial statements and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and other awards to the Company’s employees, officers, directors or consultants.

Issued and outstanding stock options under the plan at December 31, 2011 are shown in the tables above.

Changes in Control Arrangements

No change in control arrangements existed at December 31, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Related Party Receivables

Included in the Company’s consolidated balance sheets at December 31, 2011 and December 31, 2010 are Related Party Receivables and Payables.  The Related Party Receivables and Payables are detailed below.  Sung Hsien Chang is a Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI.  JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately.  JJ also acts as a distributor of product for VGE.  IPA China recorded revenues of $63,000 from JJ for the year ended December 31, 2011.   IPA BVI is charging JJ interest income on the outstanding receivable balance at an interest rate of 6%.  For the year ended December 31, 2011, $42,000 was recorded as interest income to JJ and is included in Other Income in the Company’s Consolidated Statements of Operations. Included in the Due from JJ International amount shown below is $139,000 and $97,000 at December 31, 2011 and December 31, 2010, respectively, representing cumulative interest income charged to JJ.

The following table represents a summary of Related Party Receivables at December 31, 2011 and December 31, 2010:

	2011	2010
Due from JJ International	$1,236,000	$1,356,000
Due from VIASPACE	253,000	—
Due from employee of IPA China	9,000	21,000
Total	$1,498,000	$1,377,000

On April 14, 2010, Sung Hsien Chang owed IPA BVI $807,833 including interest for loans and advances.  Mr. Chang repaid IPA BVI on that date by transferring 56,889,650 shares of the common stock of VIASPACE to IPA BVI.  The amount was repaid at fair market value and represented a closing price of VIASPACE common stock of $0.0142 per share.  This amount was determined to be impaired at December and impairment expense of $353,000 was recorded.  The balance is $455,000 at December 31, 2011 and is shown as an asset on the balance sheet of IPA BVI, but eliminated as a consolidation entry between IPA BVI and VIASPACE at December 31, 2011 and December 31, 2010.

Related Party Payables

The following table is a summary of Related Party Payables at December 31, 2011 and December 31, 2010:

	2011	2010
Due to employee of IPA China	$66,000	$6,000
Due to JJ International	9,000	17,000
Due to VIASPACE	—	9,000
Total	$75,000	$32,000

Director Independence

Mr. Samuel Chen qualifies as an "independent" BOD member as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2011	2010
Audit Fees – Hein & Associates LLP	$17,000	$	―
Audit Fees – Goldman Kurland and Mohidin, LLP	96,000		122,000
Audit-Related Fees	―		―
Tax Fees	―		―
	$113,000		$122,000

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Company expects to establish an Audit Committee in 2012.  Consistent with SEC policies regarding auditor independence, our Audit Committee will have the responsibility for appointing, setting compensation and overseeing the work of the independent auditor.  In recognition of this responsibility, the Audit Committee will establish a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

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

PART IV

ITEM 15. EXHIBITS

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

10.19A
Amendment to Employment Agreement dated May 16, 2011 by and among Registrant, VIASPACE Inc. and Carl Kukkonen (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 16, 2011).

10.20	Employment Agreement dated May 14, 2010 by and among Registrant, VIASPACE Inc. and Stephen Muzi (incorporated herein by reference to Exhibit 10.5 of the Company’s Form 8-K filed May 18, 2010).

10.20A
Amendment to Employment Agreement dated May 16, 2011 by and among Registrant, VIASPACE Inc. and Stephen Muzi (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q filed May 16, 2011).

10.21	Employment Agreement dated May 14, 2010 by and between Registrant and Sung Hsien Chang (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 8-K filed May 18, 2010).

10.22	Registration Rights Agreement dated May 14, 2010 by and between the Registrant and Chang (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 8-K filed May 18, 2010).

21.1	List of Subsidiaries of the Registrant (1)

23.1	Consent of Goldman Kurland Mohidin LLP dated March 30, 2012 (1)

23.2	Consent of Hein & Associates LLP dated March 30, 2012 (1)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (1)

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
________________
(1)	Filed herewith.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2012.

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

SIGNATURE	TITLE	DATE

/s/ CARL KUKKONEN	Chief Executive Officer	March 30, 2012
Carl Kukkonen	(Principal Executive Officer and Director)

/s/ STEPHEN J. MUZI	Chief Financial Officer	March 30, 2012
Stephen J. Muzi	(Principal Financial and Accounting Officer)

/s/ SUNG HSIEN CHANG	Director	March 30, 2012
Sung Hsien Chang

/s/ SAMUEL CHEN	Director	March 30, 2012
Samuel Chen

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VIASPACE GREEN ENERGY INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
VIASPACE Green Energy Inc.

We have audited the accompanying consolidated balance sheet of VIASPACE Green Energy Inc. as of December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VIASPACE Green Energy Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/S/ HEIN & ASSOCIATES LLP

HEIN & ASSOCIATES LLP

Irvine, California
March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
VIASPACE Green Energy Inc.

We have audited the accompanying consolidated balance sheet of VIASPACE Green Energy Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity, and cash flows for the year ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VIASPACE Green Energy Inc. and Subsidiaries as of December 31, 2010 and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2010, in conformity with US generally accepted accounting principles.

/s/ Goldman Kurland and Mohidin LLP

Goldman Kurland and Mohidin LLP
Encino, California
March 30, 2011

VIASPACE GREEN ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and equivalents	$944,000	$114,000
Accounts receivable	178,000	303,000
Inventory	268,000	551,000
Prepaid expenses	43,000	33,000
Related party receivables	1,498,000	1,280,000
Other current assets	25,000	155,000
TOTAL CURRENT ASSETS	2,956,000	2,436,000

FIXED ASSETS, net	1,096,000	993,000

OTHER ASSETS:
Land Use Right, net	517,000	558,000
License to Grass, net	427,000	453,000
Goodwill	5,015,000	12,322,000
Other Assets	459,000	812,000
TOTAL OTHER ASSETS	6,418,000	14,145,000

TOTAL ASSETS	$10,470,000	$17,574,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$409,000	$278,000
Related party payables	75,000	32,000
Accrued expenses	187,000	106,000
TOTAL CURRENT LIABILITIES	671,000	416,000

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,600,000 issued and outstanding in 2011 and 2010	9,000	9,000
Additional paid in capital	18,280,000	17,682,000
Accumulated comprehensive income	―	25,000
Accumulated deficit	(8,490,000)	(558,000)
Total stockholders’ equity	9,799,000	17,158,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,470,000	$17,574,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE GREEN ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010
REVENUES	$6,646,000	$3,247,000
COST OF REVENUES	4,606,000	2,271,000
GROSS PROFIT	2,040,000	976,000

OPERATING EXPENSES
Operations	257,000	152,000
Selling, general and administrative	2,004,000	1,522,000
Goodwill impairment	7,307,000	―
Total operating expenses	9,568,000	1,674,000

LOSS FROM OPERATIONS	(7,528,000)	(698,000)

OTHER INCOME (EXPENSE)
Other expense	(8,000)	(4,000)
Other income	95,000	173,000
Impairment of marketable securities	(353,000)	―
Total other income (loss)	(266,000)	169,000

LOSS BEFORE INCOME TAXES	(7,794,000)	(529,000)
Income taxes	138,000	―

NET LOSS	$(7,932,000)	$(529,000)

NET LOSS PER SHARE OF COMMON STOCK - Basic and diluted	$(0.92)	$(0.06)

SHARES USED IN PER SHARE CALCULATIONS - Basic and diluted	8,600,000	8,600,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE GREEN ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2011	2010
NET LOSS	$(7,932,000)	$(529,000)

Other Comprehensive Income:
Foreign currency translation	25,000	(25,000)
Subtotal	25,000	(25,000)

COMPREHENSIVE LOSS	$(7,907,000)	$(554,000)

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE GREEN ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock			Accumulated		Retained
	Shares	Amount	Additional Paid in Capital	Other Comprehensive Income		Earnings (Accumulated Deficit)	Total

BALANCE, DECEMBER 31, 2009	8,600,000	$9,000	$17,374,000	$	―	$(29,000)	$17,354,000

Net loss						(529,000)	(529,000)
Other comprehensive expense:
Foreign currency translation expense					25,000		25,000
Stock compensation expense related to stock options			332,000				332,000
Amortization of capital contribution from Parent Company related to acquisition of Inter-Pacific Arts and Affiliate			(24,000)				(24,000)

BALANCE, DECEMBER 31, 2010	8,600,000	$9,000	$17,682,000		$25,000	$(558,000)	$17,158,000

Net loss						(7,932,000)	(7,932,000)
Other comprehensive expense:
Foreign currency translation adjustment					(25,000)		(25,000)
Stock compensation expense related to stock options			445,000				445,000
Capital contribution from Parent Company for executive compensation			97,000				97,000
Reversal of amortization of capital contribution from Parent Company related to acquisition of Inter-Pacific Arts and Affiliate			56,000				56,000

BALANCE, DECEMBER 31, 2011	8,600,000	$9,000	$18,280,000	$	―	$(8,490,000)	$9,799,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE GREEN ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Years Ended December 31,
		2011		2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(7,932,000)		$(529,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation		95,000		79,000
Amortization		121,000		41,000
Goodwill impairment		7,307,000		―
Impairment of marketable securities		353,000		―
Stock option compensation		445,000		332,000
Bad debt expense		64,000		―
Gain on disposal of fixed assets		(3,000)		(15,000)
(Increase) decrease in:
Accounts receivable		(60,000)		6,000
Inventory		286,000		(92,000)
Related party receivable		―		―
Prepaid expenses		(9,000)		3,000
Other current assets		135,000		(128,000)
Increase (decrease) in:
Accounts payable		124,000		(75,000)
Related party, net		(64,000)		(350,000)
Accrued expenses and other		180,000		(9,000)
Net cash provided by (used in) operating activities		1,042,000		(737,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of fixed assets		(251,000)		(156,000)
Additions of land use rights		―		(13,000)
Proceeds from disposal of fixed assets		64,000		17,000
Net cash used in investing activities		(187,000)		(152,000)

CASH FLOWS FROM FINANCING ACTIVITIES		―		―

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS		(25,000)		19,000

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS		830,000		(870,000)
CASH AND EQUIVALENTS, Beginning of year		114,000		984,000
CASH AND EQUIVALENTS, End of year		$944,000		$114,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$	―	$	―
Income taxes	$	―	$	―

Supplemental Disclosure of Non-Cash Financing for 2011:
•	The Company received capital contribution from VIASPACE Inc. for $97,000 during 2011 representing expenses paid by VIASPACE Inc. on behalf of the Company.

The accompanying notes are an integral part of the consolidated financial statements..

VIASPACE GREEN ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) international business company (“we”, “us”, “VGE” or the “Company”) is a renewable energy company with a global reach. Our renewable energy is based on biomass-- in particular our dedicated energy crop with the trademarked name “Giant KingTM Grass”. VGE is the parent company of Inter Pacific Arts Corporation, a BVI international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a Peoples Republic of China (“PRC”) company (“IPA China”). IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China. IPA BVI owns all equity interests of IPA China. IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. IPA China also has Giant KingTM Grass (“GKG”), a proprietary dedicated energy crop, which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics. Cellulosic ethanol, bio butanol and other liquid cellulosic biofuels, do not use corn or other food sources as feedstock. GKG can also be used as animal feed. GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that this process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of GKG and fertilizer, so that the overall process of growing and burning GKG probably has some net carbon dioxide emissions, but much lower emissions than burning coal or other fossil fuels directly to create the same amount of energy. GKG has been independently tested by customers and been shown to have excellent energy content, high bio methane production, and the cellulosic sugar content needed for biofuels and biochemicals.

We are growing GKG on approximately 226 acres of leased land in China to serve as a nursery to provide seedlings for large bioenergy projects, a demonstration plantation for potential partners and customers to visit, to provide samples for testing by potential customers, and as a grass source for our own Green LogTM and pellet products.

The Company maintained a corporate office in Irvine, California through March 31, 2012. Effective April 1, 2012, our corporate office is being relocated to Marietta, Georgia. The Company also has business activities in China.

Company History – VGE was formed on July 1, 2008. Prior to October 21, 2008, VGE was 100% owned by VIASPACE Inc. (“VIASPACE”) and had no active operations. On October 21, 2008, the majority shareholder of IPA BVI and IPA China, Sung Hsien Chang (“Chang”), entered into a Securities Purchase Agreement (the "Purchase Agreement") with VGE, VIASPACE and China Gate Technology Co., Ltd., a Brunei Darussalam company ("Licensor"). Under the Purchase Agreement, VGE acquired 100% of IPA BVI and the entire equity interest of IPA China from Chang. In exchange, VIASPACE agreed to pay approximately $16 million in cash and newly-issued shares of VIASPACE and VGE stock. In addition, VIASPACE issued shares of its common stock to Licensor for Licensor’s sublicense of certain grass technology to IPA China. As of December 31, 2011 and December 31, 2010, VIASPACE owns 75.6% and 75.7%, respectively, of the outstanding common shares of VGE.

Basis of Presentation – The accompanying audited consolidated financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications were made to the December 31, 2010 consolidated financial statements to conform to the December 31, 2011 consolidated financial statement presentation.

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

Cash and Equivalents – The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Concentration of Credit Risk – The Company’s financial instruments exposed to concentration of credit risk consist primarily of cash equivalents, accounts receivable and related party receivable. The Company maintains all of its cash accounts with high credit quality institutions. Such balances with any one institution may exceed FDIC insured limits.

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

Common Shares Held of VIASPACE - The Company accounts for the common shares held in VIASPACE on the cost basis. Application of the cost basis method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write down some or all of the investment. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of the investee; and our intent and ability to hold the investment. Investments with an indicator are further evaluated to determine the likelihood of a significant adverse effect on the fair value and amount of the impairment as necessary. If market, industry and/or investee conditions deteriorate, we may incur future impairments.

Inventory – Inventory is stated at the lower of cost or market. Cost is determined using the average cost method. Market is determined using net realizable value. The Company writes down its inventory for estimated obsolescence, excess quantities and other factors in evaluating net realizable value.

The following is a summary of inventory at December 31, 2011:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$268,000	$	―	$268,000
Total	$268,000	$	―	$268,000

The following is a summary of inventory at December 31, 2010:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$460,000	$	―	$460,000
Grass	78,000		13,000	91,000
Total	$538,000		$13,000	$551,000

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

Land Use Right – All land in the PRC is government owned and cannot be sold to any individual or company. IPA China acquired land use rights for the land occupied by its manufacturing facility in 2005. During the third quarter of 2011, VGE subleased 22 hectares (54 acres) of its land under lease to another party. As of December 31, 2011, VGE has land use rights of approximately 91 hectares, or 226 acres in Guangdong province of the PRC.

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

Intangible Assets – The Company amortizes intangible assets with definite lives using the straight-line method over their established lives, generally 1-30 years. Additionally, the Company tests these assets with established lives for impairment if conditions exist that indicate that carrying values may not be recoverable. Possible conditions leading to the unrecoverability of these assets include changes in market conditions, changes in future economic conditions or changes in technological feasibility that impact the Company’s assessments of future operations. If the Company determines that an impairment charge is needed, the charge will be recorded in selling, general and administrative expenses in the consolidated statements of operations.

Goodwill – Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the net identiﬁable assets of the acquired subsidiary at the date of acquisition. Goodwill is measured at cost less accumulated impairment losses. Goodwill is not amortized but tested for impairment annually and whenever impairment indicators require. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment by management using a discounted cash flow methodology. This requires us to use significant judgment including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital and relevant market data. VIASPACE and VGE acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition. As part of the Company’s annual impairment review as of December 31, 2011, a $7,307,000 goodwill impairment charge was recorded within the Company’s framed-artwork reportable segment due to lower than expected revenue and operating income growth. Goodwill was $5,015,000 and $12,322,000 at December 31, 2011 and December 31, 2010, respectively.

Impairment of Long-lived Assets – The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. For purposes of estimating future cash flows from impaired assets, the Company groups assets at the lowest level from which there is identifiable cash flows that are largely independent of the cash flow of other groups of assets.

Fair Value of Financial Instruments – “Disclosures about Fair Value of Financial Instruments,” codified in FASB ASC Topic 850, requires the Company disclose estimated fair values of financial instruments at least annually. The recorded value of accounts receivables, related party receivables, related party payables, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded values of long-term debt and liabilities approximate fair value.

Income Taxes – The Company utilizes “Accounting for Income Taxes,” codified in FASB ASC Topic 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. For IPA China, the statutory corporate income tax rate for foreign enterprises in the PRC was 25% for 2010 and 2011. VGE and IPA BVI are British Virgin Islands international companies and not subject to United States income taxes. The Company does not have any deferred tax assets or liabilities recorded for the periods covered by the accompanying financial statements due to no significant book to tax basis differences existing.

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

Foreign Currency Translation and Comprehensive Income (Loss) – IPA China’s local currency is the Renminbi (“RMB”) and its functional currency is US dollars (“USD”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the functional currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are recorded in the Company’s statements of operations. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date. The sales of IPA BVI are in USD.

Segment Reporting and Geographic Information – "Disclosures about Segments of an Enterprise and Related Information", codified in FASB ASC Topic 280, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Segment detail is shown in the footnotes below.

Net Income (Loss) Per Share - The Company computes net loss per share in accordance with “Earnings per Share”, codified in FASB ASC Topic 260. Under the provisions of this topic, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Dilutive securities include stock options.

Reclassifications – Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

NOTE 2 – FIXED ASSETS

Fixed assets are comprised of the following at December 31, 2011 and December 31, 2010:

	2011	2010
Building	$795,000	$772,000
Machinery and equipment	466,000	417,000
Office equipment	79,000	77,000
Vehicles	225,000	170,000
Total property and equipment	1,565,000	1,436,000
Less: Accumulated depreciation	469,000	443,000
Fixed assets, net	$1,096,000	$993,000

Depreciation was $95,000 for 2011 and $79,000 for 2010.

NOTE 3 – LAND USE RIGHT

Land use right is composed of the following at December 31, 2011 and December 31, 2010:

	2011	2010
Land use right	$720,000	$720,000
Less: Accumulated amortization	203,000	162,000
Land use right, net	$517,000	$558,000

Amortization was $41,000 for 2011 and 2010. The amortization for the next five years from December 31, 2011 will be: 2012 - $34,000; 2013 - $30,000; 2014 - $30,000; 2015 - $30,000; and 2016 - $30,000.

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

Amortization was $26,000 in 2011 and $25,000 in 2010. The amortization expense for the next five years from December 31, 2011 will be $25,000 in each year.

License to Grass is composed of the following at December 31, 2011 and December 31, 2010:

	2011	2010
License to Grass	$507,000	$507,000
Less: Accumulated amortization	80,000	54,000
License to Grass, net	$427,000	$453,000

Goodwill

VIASPACE and VGE acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition. As part of the Company’s annual impairment review as of December 31, 2011, a $7,307,000 goodwill impairment charge was recorded within the Company’s framed-artwork reportable segment due to lower than expected revenue and operating income growth. Goodwill was $5,015,000 and $12,322,000 at December 31, 2011 and December 31, 2010, respectively.

NOTE 5 – RELATED PARTIES

Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Related Party Receivables

Included in the Company’s consolidated balance sheets at December 31, 2011 and December 31, 2010 are Related Party Receivables and Payables. The Related Party Receivables and Payables are detailed below. Sung Hsien Chang is a Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI. JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately. JJ also acts as a distributor of product for VGE. IPA China recorded revenues of $63,000 from JJ for the year ended December 31, 2011. IPA BVI is charging JJ interest income on the outstanding receivable balance at an interest rate of 6%. For the year ended December 31, 2011, $42,000 was recorded as interest income to JJ and is included in Other Income in the Company’s Consolidated Statements of Operations. Included in the Due from JJ International amount shown below is $139,000 and $97,000 at December 31, 2011 and December 31, 2010, respectively, representing cumulative interest income charged to JJ.

The following table represents a summary of Related Party Receivables at December 31, 2011 and December 31, 2010:

	2011	2010
Due from JJ International	$1,236,000	$1,356,000
Due from VIASPACE	253,000	—
Due from employee of IPA China	9,000	21,000
Total	$1,498,000	$1,377,000

On April 14, 2010, Sung Hsien Chang owed IPA BVI $807,833 including interest for loans and advances. Mr. Chang repaid IPA BVI on that date by transferring 56,889,650 shares of the common stock of VIASPACE to IPA BVI. The amount was repaid at fair market value and represented a closing price of VIASPACE common stock of $0.0142 per share. This amount was determined to be impaired at December and impairment expense of $353,000 was recorded. The balance is $455,000 at December 31, 2011 and is shown as an asset on the balance sheet of IPA BVI, but eliminated as a consolidation entry between IPA BVI and VIASPACE at December 31, 2011 and December 31, 2010.

Related Party Payables

The following table is a summary of Related Party Payables at December 31, 2011 and December 31, 2010:

	2011	2010
Due to employee of IPA China	$66,000	$6,000
Due to JJ International	9,000	17,000
Due to VIASPACE	—	9,000
Total	$75,000	$32,000

NOTE 6 – INCOME TAXES

IPA China Income Taxes

IPA China is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.

The components of the Company’s income tax expense from operations for the year ended December 31, 2011 and December 31, 2010 for consisted of:

	2011	2010
Current:
PRC	$138,000	$	―

Income tax expense	$138,000	$	―

The following table reconciles the US statutory rates to IPA China’s effective tax rate for 2011 and 2010:

	2011		2010
U.S Statutory rates	34.0%		34.0%
Tax rate difference between the US and PRC	(9.0%	)	(9.0%	)
Change in Valuation allowance	―		(25.0%	)

Effective income tax rate	25.0%		0.0%

IPA BVI and VGE Income Taxes

IPA BVI and VGE are British Virgin Islands international company and not subject to any United States income taxes.  Companies in the United States that receive money from IPA BVI and VGE are responsible for paying United States income taxes on the money received.  IPA BVI and VGE do not have any deferred tax assets or liabilities recorded for the periods covered by the accompanying financial statements.

NOTE 7 – STOCK INCENTIVE PLAN

On June 2, 2009, the Board of VGE adopted the 2009 Stock Incentive Plan (the “VGE Plan”). The VGE Plan was also approved by the holders of a majority of the Company’s common stock. The VGE Plan provided for the reservation for issuance under the Plan of 1,400,000 shares of VGE common stock.

The VGE Plan is designed to provide additional incentive to employees, directors and consultants of the Company through the awarding of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards. The VGE Board administers the VGE Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the VGE Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over a period determined by the VGE Board of Directors. 50,000 shares were available for future grant at December 31, 2011. There were no stock options issued during the year ended December 31, 2011. There were no stock options cancelled during 2011.

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

For stock options issued in 2010, the fair value was estimated at the date of grant using the following range of assumptions:

2010
Risk free interest rate	3.37%
Dividends	0%
Volatility factor (estimated)	100.00%
Expected life	6.67 years
Annual forfeiture rate (estimated)	0%

The following table summarizes activity for employees and directors in VGE’s Plan at December 31, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,350,000	$0.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2011	1,350,000	$0.80	8.2	$1,958,000
Exercisable at December 31, 2011	1,181,250	$0.80	8.2	$1,713,000

There were no stock options issued in the VGE Plan in 2011. The Company recorded $445,000 of compensation expense under the VGE Plan for employee and director stock options for the year ended December 31, 2011. At December 31, 2011, there was $111,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the VGE Plan that is expected to be recognized over a weighted average period of approximately three months. At December 31, 2011, the fair value of options vested for employees and directors was $945,000. There were no options exercised during 2011.

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

The following table sets forth common stock equivalents (potential common stock) at December 31, 2011 and 2010 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2011	2010

Stock Options	1,350,000	1,350,000

The following table sets forth the computation of basic and diluted net loss per share for 2011 and 2010, respectively:

	2011	2010
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(7,932,000)	$(529,000)
Denominator:
Weighted average shares of common stock outstanding	8,600,000	8,600,000

Net loss per share of common stock, basic and diluted	$(0.92)	$(0.06)

NOTE 9 – OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease. Lease on land in the PRC is discussed in Note 1 and Note 3. Rent expense charged to operations for 2011 and 2010 was $31,000 and $29,000, respectively.

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

NOTE 10 – OPERATING SEGMENTS

The Company evaluates its reportable segments in accordance with FASB ASC Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. As of December 31, 2011, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to FASB ASC Topic 280. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.

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

Information on reportable segments for the years ended December 31, 2011 and 2010 is shown below:

	2011	2010
Revenues:
Framed-Artwork	$6,631,000	$3,240,000
Grass	15,000	7,000
Total	$6,646,000	$3,247,000

Income (Loss) From Operations:
Framed-Artwork	$(5,906,000)	$408,000
Grass	(1,622,000)	(1,106,000)
Income (Loss) From Operations	$(7,528,000)	$(698,000)

	December 31, 2011	December 31, 2010
Assets:
Framed-Artwork	$9,646,000	$16,821,000
Grass	824,000	753,000
Total Assets	$10,470,000	$17,574,000

For the year ended December 31, 2011 and 2010, the Company had one customer which made up 99% and 83%, respectively, of our total revenues.

NOTE 11 – FINANCIAL ACCOUNTING DEVELOPMENTS

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

In September 2011, the FASB issued ASU No. 2011-08, which amends current guidance by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment in order to determine whether it should perform the two-step goodwill impairment test to calculate the fair value of a reporting unit. The update also provides additional examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Then Company adopted the new guidance effective with its December 31, 2011 financial statements.