Form 10-Q
period 2012-03-31
VIASPACE Green Energy Inc.
filed 2012-05-14
CIK 1465062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _________________

Commission File Number 000-54514

VIASPACE GREEN ENERGY INC.
(Exact name of small business issuer as specified in its charter)

British Virgin Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 Bells Ferry Lane, Marietta, Georgia  30006
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,600,000 shares of $0.001 par value common stock issued and outstanding as of May 12, 2012.

VIASPACE GREEN ENERGY INC.

INDEX
FISCAL QUARTER ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE GREEN ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and equivalents	$710,000	$944,000
Accounts receivable	220,000	178,000
Inventory	295,000	268,000
Prepaid expenses	41,000	43,000
Related party receivables	1,479,000	1,498,000
Other current assets	26,000	25,000
TOTAL CURRENT ASSETS	2,771,000	2,956,000

FIXED ASSETS, net	1,092,000	1,096,000

OTHER ASSETS:
Land Use Right, net	507,000	517,000
License to Grass, net	421,000	427,000
Goodwill	5,015,000	5,015,000
Other Assets	459,000	459,000
TOTAL OTHER ASSETS	6,402,000	6,418,000

TOTAL ASSETS	$10,265,000	$10,470,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$380,000	$409,000
Related party payables	56,000	75,000
Accrued expenses	175,000	187,000
TOTAL CURRENT LIABILITIES	611,000	671,000

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,600,000 issued and outstanding in 2012 and 2011	9,000	9,000
Additional paid in capital	18,410,000	18,280,000
Accumulated deficit	(8,765,000)	(8,490,000)
Total stockholders’ equity	9,654,000	9,799,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,265,000	$10,470,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE GREEN ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	(Unaudited) Three Months Ended March 31,
	2012	2011
REVENUES	$588,000	$534,000
COST OF REVENUES	433,000	417,000
GROSS PROFIT	155,000	117,000

OPERATING EXPENSES
Operations	45,000	30,000
Selling, general and administrative	524,000	439,000
Total operating expenses	569,000	469,000

LOSS FROM OPERATIONS	(414,000)	(352,000)

OTHER INCOME (EXPENSE)
Other expense	―	(1,000)
Other income	139,000	19,000
Total other income	139,000	18,000

LOSS BEFORE INCOME TAXES	(275,000)	(334,000)
Income taxes	―	―

NET LOSS	$(275,000)	$(334,000)

NET LOSS PER SHARE OF COMMON STOCK – Basic and Diluted	$(0.03)	$(0.04)

SHARES USED IN PER SHARE CALCULATIONS – Basic and Diluted	8,600,000	8,600,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE GREEN ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012		2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(275,000)		$(334,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		24,000		21,000
Amortization		16,000		10,000
Stock option compensation		111,000		111,000
Non-cash operating expenses		18,000		―
(Increase) decrease in:
Accounts receivable		(41,000)		27,000
Inventory		(27,000)		(300,000)
Related party receivable		19,000		155,000
Prepaid expenses		1,000		(3,000)
Other current assets		―		31,000
Increase (decrease) in:
Accounts payable		(29,000)		216,000
Related party payable		(19,000)		23,000
Accrued expenses		(13,000)		(32,000)
Net cash used in operating activities		(215,000)		(75,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of fixed assets		(19,000)		(22,000)
Net cash used in investing activities		(19,000)		(22,000)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS		―		4,000

NET DECREASE IN CASH AND EQUIVALENTS		(234,000)		(93,000)
CASH AND EQUIVALENTS, Beginning of period		944,000		114,000
CASH AND EQUIVALENTS, End of period		$710,000		$21,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$	―	$	―
Income taxes	$	―	$	―

Supplemental Disclosure of Non-Cash Financing for 2012:
·	The Company received capital contribution from VIASPACE Inc. for $18,000 during 2012 representing expenses paid by VIASPACE Inc. on behalf of the Company.

The accompanying notes are an integral part of the consolidated financial statements.

  VIASPACE GREEN ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited) and December 31, 2011 (Audited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) international business company (“we”, “us”, “VGE” or the “Company”) is a renewable energy company with a global reach. Our renewable energy is based on biomass-- in particular our dedicated energy crop with the trademarked name “Giant KingTM Grass”. VGE is the parent company of Inter Pacific Arts Corporation, a BVI international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a People’s Republic of China (“PRC”) company (“IPA China”). IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China. IPA BVI owns all equity interests of IPA China. IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. IPA China also has Giant KingTM Grass (“GKG”), a proprietary dedicated energy crop, which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics. Cellulosic ethanol, bio butanol and other liquid cellulosic biofuels, do not use corn or other food sources as feedstock. GKG can also be used as animal feed. GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that this process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of GKG and fertilizer, so that the overall process of growing and burning GKG probably has some net carbon dioxide emissions, but much lower emissions than burning coal or other fossil fuels directly to create the same amount of energy. GKG has been independently tested by customers and been shown to have excellent energy content, high bio methane production, and the cellulosic sugar content needed for biofuels and biochemicals.

We are growing GKG on approximately 226 acres of leased land in China to serve as a nursery to provide seedlings for large bioenergy projects, a demonstration plantation for potential partners and customers to visit, to provide samples for testing by potential customers, and as a grass source for our own Green LogTM and pellet products.

The Company maintained a corporate office in Irvine, California through March 31, 2012. Effective April 1, 2012, our corporate office was relocated to Marietta, Georgia. The Company also has business activities in China.

Company History – VGE was formed on July 1, 2008. Prior to October 21, 2008, VGE was 100% owned by VIASPACE Inc. (“VIASPACE”) and had no active operations. On October 21, 2008, the majority shareholder of IPA BVI and IPA China, Sung Hsien Chang (“Chang”), entered into a Securities Purchase Agreement (the "Purchase Agreement") with VGE, VIASPACE and China Gate Technology Co., Ltd., a Brunei Darussalam company ("Licensor"). Under the Purchase Agreement, VGE acquired 100% of IPA BVI and the entire equity interest of IPA China from Chang. In exchange, VIASPACE agreed to pay approximately $16 million in cash and newly-issued shares of VIASPACE and VGE stock. In addition, VIASPACE issued shares of its common stock to Licensor for Licensor’s sublicense of certain grass technology to IPA China. As of March 31, 2012 and December 31, 2011, VIASPACE owns 75.6% of the outstanding common shares of VGE.

Basis of Presentation – The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-Q.  Accordingly, the unaudited financial statements do not include all of the information and footnotes required by US GAAP.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2011 filed with the SEC on March 30, 2012.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements.  All significant intercompany accounts and transactions have been eliminated on consolidation.  Certain reclassifications were made to the March 31, 2011 consolidated financial statements, to conform to the March 31, 2012 consolidated financial statement presentation.

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

Common Shares Held of VIASPACE– The Company accounts for the common shares held in VIASPACE on the cost basis. Application of the cost basis method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write down some or all of the investment. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of the investee; and our intent and ability to hold the investment. Investments with an indicator are further evaluated to determine the likelihood of a significant adverse effect on the fair value and amount of the impairment as necessary. If market, industry and/or investee conditions deteriorate, we may incur future impairments.

Inventory – Inventory is stated at the lower of cost or market.  Cost is determined using the average cost method.  Market is determined using net realizable value.  The Company writes down its inventory for estimated obsolescence, excess quantities and other factors in evaluating net realizable value.

The following is a summary of inventory at March 31, 2012:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$295,000	$	―	$295,000
Total	$295,000	$	―	$295,000

The following is a summary of inventory at December 31, 2011:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$268,000	$	―	$268,000
Total	$268,000	$	―	$268,000

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

Land Use Right – All land in the PRC is government owned and cannot be sold to any individual or company. IPA China acquired land use rights for the land occupied by its manufacturing facility in 2005. As of March 31, 2012, VGE has land use rights of approximately 91 hectares, or 226 acres in Guangdong province of the PRC.

License – IPA China has a worldwide license for a fast-growing, high yield, low carbon, nonfood energy crop called GKG which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation. IPA China sublicensed this right from China Gate Technology Co., Ltd. which, to our knowledge, obtained the original license from the inventor. IPA China did not directly pay for the license. VIASPACE issued shares of its common stock to Licensor upon the acquisition of IPA China by VIASPACE and VGE on October 21, 2008 to pay for the license.

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

Goodwill – Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the net identiﬁable assets of the acquired subsidiary at the date of acquisition. Goodwill is measured at cost less accumulated impairment losses. Goodwill is not amortized but tested for impairment annually and whenever impairment indicators require. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment by management using a discounted cash flow methodology. This requires us to use significant judgment including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital and relevant market data. VIASPACE and VGE acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition. As part of the Company’s annual impairment review as of December 31, 2011, a $7,307,000 goodwill impairment charge was recorded within the Company’s framed-artwork reportable segment due to lower than expected revenue and operating income growth. Goodwill was $5,015,000 at March 31, 2012 and December 31, 2011, respectively.

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

Income Taxes – The Company utilizes “Accounting for Income Taxes,” codified in FASB ASC Topic 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. For IPA China, the statutory corporate income tax rate for foreign enterprises in the PRC was 25% for 2011 and 2012. VGE and IPA BVI are British Virgin Islands international companies and not subject to United States income taxes. The Company does not have any deferred tax assets or liabilities recorded for the periods covered by the accompanying financial statements due to no significant book to tax basis differences existing.

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

Foreign Currency Translation – IPA China’s local currency is the Renminbi (“RMB”) and its functional currency is US dollars (“USD”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the functional currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are recorded in the Company’s statements of operations. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date. The sales of IPA BVI are in USD.

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

Reclassifications – Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

NOTE 2 – FIXED ASSETS

Fixed assets are comprised of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Building	$795,000	$795,000
Machinery and equipment	486,000	466,000
Office equipment	79,000	79,000
Vehicles	225,000	225,000
Total property and equipment	1,585,000	1,565,000
Less: Accumulated depreciation	493,000	469,000
Fixed assets, net	$1,092,000	$1,096,000

Depreciation was $24,000 and $21,000 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 3 – LAND USE RIGHT

Land use right is composed of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Land use right	$720,000	$720,000
Less: Accumulated amortization	213,000	203,000
Land use right, net	$507,000	$517,000

Amortization was $10,000 for the three months ended March 31, 2012 and 2011.  The amortization for the next five years from March 31, 2012 will be:  2013 - $33,000; 2014 - $30,000; 2015 - $30,000; 2016 - $30,000; and 2017 - $30,000.

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

Amortization was $6,000 for the three months ended March 31, 2012 and 2011.  The amortization expense for the next five years will be $25,000 in each year.

License to Grass is composed of the following at March 31, 2012 and December 31, 2011:

	2012	2011
License to Grass	$507,000	$507,000
Less: Accumulated amortization	86,000	80,000
License to Grass, net	$421,000	$427,000

Goodwill

VGE acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition. As part of the Company’s annual impairment review as of December 31, 2011, a $7,307,000 goodwill impairment charge was recorded within the Company’s framed-artwork reportable segment due to lower than expected revenue and operating income growth. Goodwill was $5,015,000 at March 31, 2012 and December 31, 2011, respectively.

NOTE 5 – RELATED PARTIES

Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Related Party Receivables

Included in the Company’s consolidated balance sheets at March 31, 2012 and December 31, 2011 are Related Party Receivables and Payables. The Related Party Receivables and Payables are detailed below. Sung Hsien Chang is a Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI. JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately. JJ also acts as a distributor of product for VGE. IPA China recorded revenues of $7,000 from JJ for the three months ended March 31, 2012. IPA BVI is charging JJ interest income on the outstanding receivable balance at an interest rate of 6%. For the three months ended March 31, 2012, $10,000 was recorded as interest income to JJ and is included in Other Income in the Company’s Consolidated Statements of Operations. Included in the Due from JJ International amount shown below is $149,000 and $139,000 at March 31, 2012 and December 31, 2011, respectively, representing cumulative interest income charged to JJ.

The following table represents a summary of Related Party Receivables at March 31, 2012 and December 31, 2011:

	2012	2011
Due from JJ International	$1,234,000	$1,236,000
Due from VIASPACE	231,000	253,000
Due from employee of IPA China	14,000	9,000
Total	$1,479,000	$1,498,000

On April 14, 2010, Sung Hsien Chang owed IPA BVI $807,833 including interest for loans and advances. Mr. Chang repaid IPA BVI on that date by transferring 56,889,650 shares of the common stock of VIASPACE to IPA BVI. The amount was repaid at fair market value and represented a closing price of VIASPACE common stock of $0.0142 per share. This amount was determined to be impaired at December 31, 2011 and impairment expense of $353,000 was recorded. The balance at March 31, 2012 and December 31, 2011 is $455,000 and is shown as an asset on the balance sheet of IPA BVI, but eliminated as a consolidation entry between IPA BVI and VIASPACE at March 31, 2012 and December 31, 2011.

Related Party Payables

The following table is a summary of Related Party Payables at March 31, 2012 and December 31, 2011:

	2012	2011
Due to employee of IPA China	$56,000	$66,000
Due to JJ International	—	9,000
Total	$56,000	$75,000

NOTE 6 – INCOME TAXES

IPA China Income Taxes

IPA China is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.  The Company had no income tax expense for the three months ended March 31, 2012 and 2011.

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

The VGE Plan is designed to provide additional incentive to employees, directors and consultants of the Company through the awarding of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards. The VGE Board administers the VGE Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the VGE Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over a period determined by the VGE Board of Directors. 50,000 shares were available for future grant at March 31, 2012. There were no stock options issued during the three months ended March 31, 2012. There were no stock options cancelled during 2012.

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

The following table summarizes activity for employees and directors in VGE’s Plan at March 31, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,350,000	$0.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2012	1,350,000	$0.80	8.0	$3,375,000
Exercisable at March 31, 2012	1,350,000	$0.80	8.0	$3,375,000

There were no stock options issued in the VGE Plan in 2012. The Company recorded $111,000 of compensation expense under the VGE Plan for employee and director stock options for the three months ended March 31, 2012. At March 31, 2012, there was zero of unrecognized compensation costs related to non-vested share-based compensation arrangements under the VGE Plan. At March 31, 2012, the fair value of options vested for employees and directors was $1,080,000. There were no options exercised during 2012.

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

Common stock equivalents shown for March 31, 2012 and 2011 are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2012	2011
Stock Options	1,350,000	1,350,000

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2012 and 2011, respectively:

	2012	2011
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(275,000)	$(334,000)
Denominator:
Weighted average shares of common stock outstanding	8,600,000	8,600,000

Net loss per share of common stock, basic and diluted	$(0.03)	$(0.04)

NOTE 9 – OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease. Lease on land in the PRC is discussed in Note 1 and Note 3. Rent expense charged to operations for three months ended March 31, 2012 and 2011 was $8,000 and $7,000, respectively.

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

NOTE 10 – OPERATING SEGMENTS

The Company evaluates its reportable segments in accordance with FASB ASC Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. As of March 31, 2012, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to FASB ASC Topic 280. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.

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

Information on reportable segments for the three months ended March 31, 2012 and 2011 are shown below:

	2012	2011
Revenues:
Framed-Artwork	$577,000	$534,000
Grass	11,000	―
Total	$588,000	$534,000

Income (Loss) From Operations:
Framed-Artwork	$30,000	$14,000
Grass	(444,000)	(366,000)
Income (Loss) From Operations	$(414,000)	$(352,000)

	March 31, 2012	December 31, 2011
Assets:
Framed-Artwork	$9,082,000	$9,646,000
Grass	1,183,000	824,000
Total Assets	$10,265,000	$10,470,000

For the three months ended March 31, 2012 and 2011, the Company had one customer which made up 97% and 91%, respectively, of our total revenues.

NOTE 11 – FINANCIAL ACCOUNTING DEVELOPMENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion contains certain statements that constitute “forward-looking statements”.   Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Our future results may differ materially from those currently anticipated depending on a variety of factors, including those described below under “Risks Related to Our Future Operations” and our filings with the Securities and Exchange Commission.  The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto that appear elsewhere in this Report and in conjunction with our 2011 Annual Report on Form 10-K as filed with the SEC.

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

VGE maintains its headquarters in Marietta, Georgia and has business activities in China.

As of March 31, 2012 and December 31, 2011, VIASPACE Inc. (“VIASPACE” or “Parent”) owned 75.6% of the outstanding common shares of VGE.

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

When management determines that one or more impairment indicators are present for an asset group, we compare the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows, an impairment loss is recognized for the excess of the carrying amount of the asset group over its fair value. The management of the Company has concluded that there were no impairment indicators relating to long-lived assets as of March 31, 2012.

Results of Operations

Three Months Ended March 31, 2012 Compared to March 31, 2011

Revenues

Revenues were $588,000 and $534,000 for the three months ended March 31, 2012 and 2011, respectively, an increase of $54,000 or 10% due to increased customer orders and demand for artwork as the US economy has recovered and from initial sales from our grass business.  Approximately $577,000 of revenues recorded for the three months ended March 31, 2012 are from framed artwork sales and $11,000 are from grass related revenues.  All revenues recorded during the three months ended March 31, 2011 were from the framed artwork sales.

Cost of Revenues

Cost of revenues were $433,000 and $417,000 for the three months ended March 31, 2012 and 2011, respectively, an increase of $16,000, or 4%.  Cost of revenues in producing framed artwork were $423,000 and $417,000 for the three months ended March 31, 2012 and 2011, respectively.  Cost of revenues for grass related sales were $10,000 for the three months ended March 31, 2012.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended March 31, 2012 compared to the same period in 2011 was an increase in gross profit from $117,000 for the three months ended March 31, 2011 to $155,000 for the three months ended March 31, 2012, an increase of $38,000 or 32%.

Operations Expenses

Operations expenses were $45,000 and $30,000 for the three months ended March 31, 2012 and 2011, respectively, an increase of $15,000.  The increase is primarily due to operations expenses incurred by VGE in the growth of GKG in China.  This includes operating costs for salaries, equipment, maintenance, utilities and fuel costs.  The Company expects operations expenses to increase in the future as more expenditures are incurred to grow, harvest and produce GKG.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $524,000 and $439,000 for the three months ended March 31, 2012 and 2011, respectively, an increase of $85,000 or 19%.

Framed Artwork Segment
Of the total amounts, the framed artwork segment had selling, general and administrative expenses of $124,000 and $103,000 for the three months ended March 31, 2012 and 2011, respectively, an increase of $21,000 primarily due to higher travel expenses in 2012.

Grass Segment
Of the total amounts, the grass segment related to growing GKG in the PRC had selling, general and administrative expenses of $400,000 and $336,000 for the three months ended March 31, 2012 and 2011, respectively, an increase of $64,000.  Payroll and benefits increased $83,000 in the three months ended March 31, 2012 due to higher compensation levels in 2012.  Accounting expenses decreased $32,000 in 2012 as compared with the same period in 2011 due to a reduction in audit fees from a change in auditors.  Travel expenses decreased $10,000 in 2012 as compared with the same period in 2011 due to reduced travel incurred in 2012.  Consulting expenses increased $10,000 due to the Company’s costs related to a valuation of its framed artwork business.  Other selling, general and administrative expenses, net, increased by $13,000 during the three months ended March 31, 2012 compared to the same period in 2011.

Income (Loss) from Operations

The resulting effect on these changes in gross profit, operations, selling, general and administrative expenses was an increase in loss from operations from $352,000 for the three months ended March 31, 2011 to $414,000 for the three months ended March 31, 2012, an increase of $62,000.

Framed Artwork Segment
Of the total amounts, the framed artwork segment had increased income from operations of $16,000 for the three months ended March 31, 2012 compared to the same period in 2011.

Grass Segment
Of the total amounts, the grass segment had an increased loss from operations of $78,000 for the three months ended March 31, 2012 compared to the same period in 2011.

Other Income (Expense), Net

Other Income

Other income increased $120,000 for the three months ended March 31, 2012 compared to the same period in 2011, primarily due to the Company realizing income due to the forgiveness of indebtedness related to accounts payable of IPA.

Liquidity and Capital Resources

The Company’s net loss for the three months ended March 31, 2012 was $275,000.   Non-cash expenses totaled $169,000 for the three months ended March 31, 2012 primarily due to stock option expense of $111,000, deprecation expense of $24,000 and amortization expense of $16,000.  Working capital used $109,000 in 2012.  Net cash used in operating activities was $215,000 for the three months ended March 31, 2012.

Net cash used in investing activities was $19,000 for 2012.  Capital expenditures incurred by VGE totaled $13,000 in 2012 mainly due to equipment purchased for GKG business.  In addition, $6,000 was incurred by IPA for equipment in its framed artwork business.

The Company expects cash on hand as of March 31, 2012 and future operating cash flow to fund operations for a minimum of the next twelve months, and as such, the Company has no immediate need for additional outside financing.  However, if revenue forecasts are not met or if future operating expenses or capital requirements increase beyond our control; the Company may need to seek additional cash resources through the sale of equity securities or debt securities.

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

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of March 31, 2012.

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

Inflation. Although China has experienced an increasing inflation rate, inflation has not had a material impact on our results of operations during 2012 and 2011.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that are designed for the purpose of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

For the period ended March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of March 31, 2012.

ITEM 1A.  RISK FACTORS

Risk Factors Which May Affect Future Results

The Company cautions that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, other than as set forth below:

Risks Related To Our Business

Substantially all of our revenues to date have been to one customer, the loss of which could result in a severe decline in revenues.

For the three months ended March 31, 2012 and 2011, the Company had one customer which made up 97% and 91%, respectively, of our total revenues.  We believe that this trend of revenues to one customer will continue in the near future.  A loss of any customer by the Company, and in particular, our leading customer, could significantly reduce recognized revenues.

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

The Company has 50,000,000 authorized shares of common stock, of which 8,600,000 were issued and outstanding as of March 31, 2012.  Of these issued and outstanding shares, 6,504,000 shares, or 75.6% of outstanding shares are owned by VIASPACE Inc.  The VGE shares owned by VIASPACE are pledged as collateral related to the secured debt owed by VIASPACE to Chang for the acquisition of IPA BVI and IPA China by VIASPACE and VGE on October 21, 2008.  400,000 shares of the Company are currently beneficially owned by Mr. Sung Hsien Chang, our President and director.  Other executive officers and directors do not own any Company shares that are issued and outstanding.  A total of 965,800 shares of the Company’s outstanding common stock are accounted for by our transfer agent as free trading shares at March 31, 2012.  A total of 7,634,200 shares of the Company’s outstanding common shares are accounted for as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.

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

If our parent company, VIASPACE, cannot make the cash payment due to Chang on May 14, 2012, or some other alternate arrangement is not reached, then Chang could greatly increase his ownership in our equity securities and have greater influence on shareholder actions.

On May 14, 2010, VIASPACE entered into a Secured Promissory Note with Sung Hsien Chang (“Chang”) and must pay Chang $5,331,025 over a five-year period.  Chang is a Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI.  Interest accrues at 6%.  On May 16, 2011, VIASPACE and Chang entered into an Amendment to Secured Promissory Note (the "Note Amendment"). Under the Note Amendment, VIASPACE must pay Changs LLC principal in five equal installments of $1,066,205 on the second through sixth anniversary of the issuance date. The first payment is due May 14, 2012.  Chang may elect to receive payments in cash or VIASPACE equity securities. In addition, as part of the Note Amendment, the Holder of the Note has been changed from Chang to Changs LLC, a limited liability company owned by Mr. Chang and his wife.  On September 23, 2011, VIASPACE made an advance payment of $200,000 on the installment payment due to Changs LLC on May 14, 2012.   The current amount of the installment payment due to Changs LLC on May 14, 2012 is $866,205.  Accrued interest due on the Note at May 14, 2012 is $632,562.

The Note is secured by certain assets of VIASPACE, including all securities of VGE held by VIASPACE.  The Note is also secured by the assets of VGE, IPA BVI and IPA China.  The Note may be accelerated upon an event of default under the note which includes failure to repay any amount owed, or breach of certain representations, warranties and covenants. The Note also includes various affirmative covenants, including legal compliance and insurance maintenance; and negative covenants, including VIASPACE maintaining a net worth of $5 million on a consolidated basis.  At December 31, 2011, Chang gave the Company a waiver of the net worth covenant.  If VIASPACE is ultimately unable to make this cash payment, or some other alternate arrangement is not reached, VIASPACE would be required to transfer all of the shares of VGE it holds to Chang.  This would cause Mr. Chang to have greater influence on shareholder decisions.

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

VIASPACE GREEN ENERGY INC. (Registrant)

Date: May 11, 2012	By:	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer

Date: May 11, 2012	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer