Form 10-Q
period 2012-06-30
VIASPACE Green Energy Inc.
filed 2012-08-14
CIK 1465062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,600,000 shares of $0.001 par value common stock issued and outstanding as of August 13, 2012.

VIASPACE GREEN ENERGY INC.

INDEX

FISCAL QUARTER ENDED JUNE 30, 2012

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	3
	Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2012 and 2011 (Unaudited)	4
	Consolidated Statements of Comprehensive Income (Loss) (Unaudited)	5
	Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2012 and 2011 (Unaudited)	6
	Notes to Consolidated Financial Statements June 30, 2012 (Unaudited) and December 31, 2011	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21

Part II.	Other Information

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	22
Item 6.	Exhibits	23

Signatures		24

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE GREEN ENERGY INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and equivalents	$509,000	$944,000
Accounts receivable	253,000	178,000
Inventory	286,000	268,000
Prepaid expenses	39,000	43,000
Related party receivables	1,709,000	1,498,000
Other current assets	24,000	25,000
TOTAL CURRENT ASSETS	2,820,000	2,956,000

FIXED ASSETS, net	1,133,000	1,096,000

OTHER ASSETS:
Land Use Right, net	499,000	517,000
License to Grass, net	415,000	427,000
Goodwill	5,015,000	5,015,000
Other Assets	459,000	459,000
TOTAL OTHER ASSETS	6,388,000	6,418,000

TOTAL ASSETS	$10,341,000	$10,470,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$407,000	$409,000
Related party payables	45,000	75,000
Accrued expenses	197,000	187,000
TOTAL CURRENT LIABILITIES	649,000	671,000

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,600,000 issued and outstanding in 2012 and 2011	9,000	9,000
Additional paid in capital	18,442,000	18,280,000
Accumulated deficit	(8,759,000)	(8,490,000)
Total stockholders’ equity	9,692,000	9,799,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,341,000	$10,470,000

The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2012		2011	2012	2011
REVENUES		$1,022,000	$2,778,000	$1,610,000		$3,312,000
COST OF REVENUES		694,000	1,906,000	1,127,000		2,323,000
GROSS PROFIT		328,000	872,000	483,000		989,000

OPERATING EXPENSES
Operations		53,000	56,000	98,000		86,000
Selling, general and administrative		289,000	480,000	813,000		919,000
Total operating expenses		342,000	536,000	911,000		1,005,000

INCOME (LOSS) FROM OPERATIONS		(14,000)	336,000	(428,000)		(16,000)

OTHER INCOME (EXPENSE)
Other expense		―	―	―		(1,000)
Other income		20,000	4,000	159,000		23,000
Total other income (expense)		20,000	4,000	159,000		22,000

INCOME (LOSS) BEFORE INCOME TAXES		6,000	340,000	(269,000)		6,000
Income taxes		―	―	―		―

NET INCOME (LOSS)		$6,000	$340,000	$(269,000)		$6,000

NET INCOME (LOSS) PER SHARE OF COMMON STOCK – Basic and Diluted	$	*	$0.03	$(0.03)	$	*

SHARES USED IN PER SHARE CALCULATIONS – Basic		8,600,000	8,600,000	8,600,000		8,600,000
SHARES USED IN PER SHARE CALCULATIONS – Diluted		9,950,000	9,950,000	8,600,000		9,950,000

* Less than $0.01 per common share.

The accompanying notes are an integral part of these consolidated financial statements.

4

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET INCOME (LOSS)	$6,000	$340,000	$(269,000)	$6,000

Other Comprehensive Income:
Foreign currency translation	―	7,000	―	12,000
Subtotal	―	7,000	―	12,000

COMPREHENSIVE INCOME (LOSS)	$6,000	$347,000	$(269,000)	$18,000

The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012		2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(269,000)		$6,000
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation		52,000		44,000
Amortization		30,000		21,000
Stock option compensation		111,000		223,000
Non-cash payroll expenses paid by Parent allocated to Company		50,000		―
(Increase) decrease in:
Accounts receivable		(74,000)		(325,000)
Inventory		(18,000)		(32,000)
Related party receivable		(209,000)		43,000
Prepaid expenses		4,000		(7,000)
Other current assets		―		118,000
Increase (decrease) in:
Accounts payable		(2,000)		375,000
Related party payable		(30,000)		23,000
Accrued expenses		9,000		16,000
Net cash provided by (used in) operating activities		(346,000)		505,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of fixed assets		(89,000)		(24,000)
Net cash used in investing activities		(89,000)		(24,000)
EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS		―		12,000
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS		(435,000)		493,000
CASH AND EQUIVALENTS, Beginning of period		944,000		114,000
CASH AND EQUIVALENTS, End of period		$509,000		$607,000
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$	―	$	―
Income taxes	$	―	$	―

The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE GREEN ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 (Unaudited) and December 31, 2011 (Audited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) international business company (“we”, “us”, “VGE” or the “Company”) is a renewable energy company with a global reach. Our renewable energy is based on biomass-- in particular our dedicated energy crop with the trademarked name “Giant KingTM Grass”. VGE is the parent company of Inter Pacific Arts Corporation, a BVI international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a People’s Republic of China (“PRC”) company (“IPA China”). IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China. IPA BVI owns all equity interests of IPA China. IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. IPA China also has Giant King™ Grass (“GKG”), a proprietary dedicated energy crop, which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics. Cellulosic ethanol, bio butanol and other liquid cellulosic biofuels, do not use corn or other food sources as feedstock. GKG can also be used as animal feed. GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that this process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of GKG and fertilizer, so that the overall process of growing and burning GKG probably has some net carbon dioxide emissions, but much lower emissions than burning coal or other fossil fuels directly to create the same amount of energy. GKG has been independently tested by customers and been shown to have excellent energy content, high bio methane production, and the cellulosic sugar content needed for biofuels and biochemicals.

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

Company History – VGE was formed on July 1, 2008. Prior to October 21, 2008, VGE was 100% owned by VIASPACE Inc. (“VIASPACE”) and had no active operations. On October 21, 2008, the majority shareholder of IPA BVI and IPA China, Sung Hsien Chang (“Chang”), entered into a Securities Purchase Agreement (the "Purchase Agreement") with VGE, VIASPACE and China Gate Technology Co., Ltd., a Brunei Darussalam company ("Licensor"). Under the Purchase Agreement, VGE acquired 100% of IPA BVI and the entire equity interest of IPA China from Chang. In exchange, VIASPACE agreed to pay approximately $16 million in cash and newly-issued shares of VIASPACE and VGE stock. In addition, VIASPACE issued shares of its common stock to Licensor for Licensor’s sublicense of certain grass technology to IPA China. As of June 30, 2012 and December 31, 2011, VIASPACE owns 75.6% of the outstanding common shares of VGE.

Basis of Presentation – The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-Q.  Accordingly, the unaudited financial statements do not include all of the information and footnotes required by US GAAP.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2011 filed with the SEC on March 30, 2012.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements.  All significant intercompany accounts and transactions have been eliminated on consolidation.  Certain reclassifications were made to the June 30, 2011 consolidated financial statements, to conform to the June 30, 2012 consolidated financial statement presentation.

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

Concentration of Credit Risk – The Company’s financial instruments exposed to concentration of credit risk consist primarily of cash equivalents, accounts receivable and related party receivables. The Company maintains all of its cash accounts with high credit quality institutions. Such balances with any one institution may exceed FDIC insured limits.

Accounts Receivable Allowance for Doubtful Accounts – The allowance for doubtful accounts relates to specifically identified receivables that are evaluated individually for collectability. We determine a receivable is uncollectible when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms of the receivable agreement, without regard to any subsequent restructurings. Factors considered in assessing collectability include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. At June 30, 2012 and December 31, 2011, there was no allowance for doubtful accounts recorded. For the three and six months ended June 30, 2012 and 2011, there was no bad debt expense recorded.

Common Shares Held of VIASPACE– The Company accounts for the common shares held in VIASPACE on the cost basis. Application of the cost basis method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write down some or all of the investment. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of the investee; and our intent and ability to hold the investment. Investments with an indicator are further evaluated to determine the likelihood of a significant adverse effect on the fair value and amount of the impairment as necessary. If market, industry and/or investee conditions deteriorate, we may incur future impairments. For six months ended June 30, 2012, there were no impairments recorded related to these common shares.

Inventory – Inventory is stated at the lower of cost or market.  Cost is determined using the average cost method.  Market is determined using net realizable value.  The Company writes down its inventory for estimated obsolescence, excess quantities and other factors in evaluating net realizable value.

The following is a summary of inventory at June 30, 2012:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$286,000	$	―	$286,000
Total	$286,000	$	―	$286,000

The following is a summary of inventory at December 31, 2011:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$268,000	$	―	$268,000
Total	$268,000	$	―	$268,000

Fixed assets – Fixed assets are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When fixed assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of fixed assets is provided using the straight-line method for substantially all assets and estimated lives as follows:

Building	20 to 30 years
Machinery and equipment	10 years
Office equipment	5 years
Vehicles	5 years
Computers	3 years

Land Use Right – All land in the PRC is government owned and cannot be sold to any individual or company. IPA China acquired land use rights for the land occupied by its manufacturing facility in 2005. As of June 30, 2012, VGE has land use rights of approximately 91 hectares, or 226 acres in Guangdong province of the PRC.

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

Goodwill – Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the net identifiable assets of the acquired subsidiary at the date of acquisition. Goodwill is measured at cost less accumulated impairment losses. Goodwill is not amortized but tested for impairment annually and whenever impairment indicators require. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment by management using a discounted cash flow methodology. This requires us to use significant judgment including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital and relevant market data. VIASPACE and VGE acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition. As part of the Company’s annual impairment review as of December 31, 2011, a $7,307,000 goodwill impairment charge was recorded within the Company’s framed-artwork reportable segment due to lower than expected revenue and operating income growth. Goodwill was $5,015,000 at June 30, 2012 and December 31, 2011.

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

Net Income (Loss) Per Share - The Company computes net loss per share in accordance with “Earnings per Share”, codified in FASB ASC Topic 260. Under the provisions of this topic, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents including stock options are included in the case where the Company has net income per share since their effect is dilutive, but these common stock equivalents are excluded from net loss per share calculations since their effect is anti-dilutive.

Research and Development - The Company charges research and development expenses to operations as incurred.

Reclassifications – Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

NOTE 2 – FIXED ASSETS

Fixed assets are comprised of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Building	$800,000	$795,000
Machinery and equipment	550,000	466,000
Office equipment	79,000	79,000
Vehicles	225,000	225,000
Total fixed assets	1,654,000	1,565,000
Less: Accumulated depreciation	521,000	469,000
Fixed assets, net	$1,133,000	$1,096,000

Depreciation was $28,000 and $23,000 for the three months ended June 30, 2012 and 2011, respectively. Depreciation was $52,000 and $44,000 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 3 – LAND USE RIGHT

Land use right is composed of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Land use right	$720,000	$720,000
Less: Accumulated amortization	221,000	203,000
Land use right, net	$499,000	$517,000

Amortization was $8,000 and $10,000 for the three months ended June 30, 2012 and 2011, respectively.  Amortization was $18,000 and $21,000 for the six months ended June 30, 2012 and 2011, respectively. The amortization for the next five years from June 30, 2012 will be:  2013 - $32,000; 2014 - $30,000; 2015 - $30,000; 2016 - $30,000; and 2017 - $30,000.

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

Amortization was $6,000 for the three months ended June 30, 2012 and 2011.  Amortization was $12,000 for the six months ended June 30, 2012 and 2011.  The amortization expense for the next five years will be $25,000 in each year.

License to Grass is composed of the following at June 30, 2012 and December 31, 2011:

	2012	2011
License to Grass	$507,000	$507,000
Less: Accumulated amortization	92,000	80,000
License to Grass, net	$415,000	$427,000

Goodwill

VGE acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition. As part of the Company’s annual impairment review as of December 31, 2011, a $7,307,000 goodwill impairment charge was recorded within the Company’s framed-artwork reportable segment due to lower than expected revenue and operating income growth. Goodwill was $5,015,000 at June 30, 2012 and December 31, 2011.

NOTE 5 – RELATED PARTIES

Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Related Party Receivables

Included in the Company’s consolidated balance sheets at June 30, 2012 and December 31, 2011 are Related Party Receivables and Payables. The Related Party Receivables and Payables are detailed below. Sung Hsien Chang is a Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI. JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately. JJ also acts as a distributor of product for VGE. IPA China recorded revenues of $37,000 and $44,000 from JJ for the three and six months ended June 30, 2012, respectively. IPA BVI is charging JJ interest income on the outstanding receivable balance at an interest rate of 6%. For the three months and six months ended June 30, 2012, $9,000 and $19,000, respectively, was recorded as interest income to JJ and is included in Other Income in the Company’s Consolidated Statements of Operations. Included in the Due from JJ International amount shown below is $158,000 and $139,000 at June 30, 2012 and December 31, 2011, respectively, representing cumulative interest income charged to JJ.

The following table represents a summary of Related Party Receivables at June 30, 2012 and December 31, 2011:

	2012	2011
Due from JJ International	$1,238,000	$1,236,000
Due from VIASPACE	471,000	253,000
Due from employee of IPA China	―	9,000
Total	$1,709,000	$1,498,000

On April 14, 2010, Sung Hsien Chang owed IPA BVI $807,833 including interest for loans and advances. Mr. Chang repaid IPA BVI on that date by transferring 56,889,650 shares of the common stock of VIASPACE to IPA BVI. The amount was repaid at fair market value and represented a closing price of VIASPACE common stock of $0.0142 per share. This amount was determined to be impaired at December 31, 2011 and impairment expense of $353,000 was recorded. The balance at June 30, 2012 and December 31, 2011 is $455,000 and is included in the Company’s Consolidated Balance Sheets under Other Assets.

Related Party Payables

The following table is a summary of Related Party Payables at June 30, 2012 and December 31, 2011:

	2012	2011
Due to employee of IPA China	$45,000	$66,000
Due to JJ International	–	9,000
Total	$45,000	$75,000

NOTE 6 – INCOME TAXES

IPA China Income Taxes

IPA China is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.  The Company had no income tax expense for the three and six months ended June 30, 2012 and 2011.

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

The VGE Plan is designed to provide additional incentive to employees, directors and consultants of the Company through the awarding of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards. The VGE Board administers the VGE Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the VGE Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over a period determined by the VGE Board of Directors. 50,000 shares were available for future grant at June 30, 2012. There were no stock options issued during the three or six months ended June 30, 2012. There were no stock options cancelled during 2012.

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

The following table summarizes activity for employees and directors in VGE’s Plan at June 30, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,350,000	$0.80
Granted	–	–
Exercised	–	–
Forfeited	–	–
Outstanding at June 30, 2012	1,350,000	$0.80	7.8	$1,620,000
Exercisable at June 30, 2012	1,350,000	$0.80	7.8	$1,620,000

There were no stock options issued in the VGE Plan in 2012. The Company recorded $111,000 of compensation expense under the VGE Plan for employee and director stock options for the three months ended March 31, 2012. There was no stock option compensation expense recorded for the three months ended June 30, 2012. At June 30, 2012, there was no unrecognized compensation costs related to non-vested share-based compensation arrangements under the VGE Plan. At June 30, 2012, the fair value of options vested for employees and directors was $1,080,000. There were no options exercised during 2012.

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

Common stock equivalents shown for June 30, 2012 and 2011 are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated. For income per share calculations, the common stock equivalents are included in the income per share calculation.

	2012	2011
Stock Options	1,350,000	1,350,000

The following table sets forth the computation of basic and diluted net loss per share for the three and months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012		2011	2012	2011
Basic and diluted net income (loss) per share:

Numerator:
Net income (loss) attributable to common stock		$6,000	$393,000	$(269,000)		$59,000
Denominator:
Weighted average shares of common stock outstanding - basic		8,600,000	8,600,000	8,600,000		8,600,000
Stock options		1,350,000	1,350,000	—		1,350,000
Weighted average shares of common stock outstanding - diluted		9,950,000	9,950,000	8,600,000		9,950,000
Net income (loss) per share of common stock, basic and diluted	$	*	$0.03	$(0.03)	$	*

_____________________

* Less than $0.01 per share

NOTE 9 – OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease. Lease on land in the PRC is discussed in Note 1 and Note 3. Rent expense charged to operations for three months ended June 30, 2012 and June 30, 2011 was $8,000. Rent expense charged to operations for six months ended June 30, 2012 and June 30, 2011 was $16,000.and $15,000, respectively.

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

Employment Agreements

On May 14, 2010, VGE entered into two-year employment agreements with each of Carl Kukkonen, Sung Hsien Chang and Stephen Muzi. Dr. Kukkonen would serve as Chief Executive Officer of VGE, Mr. Chang as President of VGE, and Mr. Muzi as Chief Financial Officer, Treasurer and Secretary of VGE. Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi would receive $180,000 per annum. These two-year employment agreements ended May 14, 2012.

On April 19, 2012, the VGE Board of Directors approved new one-year employment agreements beginning June 1, 2012 for Dr. Kukkonen, Mr. Chang and Mr. Muzi. Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi would receive $180,000 per annum.

As discussed in the Subsequent Events footnote, on July 30, 2012, term sheets were signed associated with the separation of VIASPACE and VGE. Dr. Kukkonen and Mr. Muzi will relinquish their rights to these one-year employment contracts effective at the date of the signing of the definitive final agreements.

Litigation

The Company is not party to any material legal proceedings at the present time.

NOTE 10 – OPERATING SEGMENTS

The Company evaluates its reportable segments in accordance with FASB ASC Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. As of June 30, 2012, the Company’s President, Mr. Sung Hsien Chang, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to FASB ASC Topic 280. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.

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

Information on reportable segments for the three and six months ended June 30, 2012 and 2011 are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Framed-Artwork	$1,022,000	$2,775,000	$1,599,000	$3,312,000
Grass	―	3,000	11,000	―
Total	$1,022,000	$2,778,000	$1,610,000	$3,312,000

Income (Loss) From Operations:
Framed-Artwork	$211,000	$708,000	$241,000	$722,000
Grass	(225,000)	(372,000)	(669,000)	(738,000)
Income (Loss) From Operations	$(14,000)	$336,000	$(428,000)	$(16,000)

	June 30, 2012	December 31, 2011
Assets:
Framed-Artwork	$8,922,000	$9,308,000
Grass	1,419,000	1,162,000
Total Assets	$10,341,000	$10,470,000

For the three months ended June 30, 2012 and 2011, the Company had one customer which made up 96% and 99%, respectively, of our total revenues. For the six months ended June 30, 2012 and 2011, the Company had one customer which made up 96% and 97%, respectively, of our total revenues.

NOTE 11 – SUBSEQUENT EVENTS

On July 30, 2012, the Board of Directors and Management of the VGE and VIASPACE and Sung Chang executed formal term sheets outlining the mechanism and orderly transfer of the VIASPACE's equity interest in VGE to Mr. Chang. VGE intends to cancel its shares of common stock held by VIASPACE and deliver newly-issued shares to Mr. Chang. In addition, term sheets have also been signed which give VGE the right to commercially develop Giant King Grass in China and Taiwan and give VIASPACE the right to commercially develop Giant King Grass in the rest of the world outside China and Taiwan.

Under the term sheets, VIASPACE will no longer have any ownership in VGE and the VIASPACE secured debt to Chang will not have to be paid by VIASPACE. The term sheets are non-binding other than provisions relating to intercompany transfers, confidentiality and transaction-related expenses. The parties intend to draft, negotiate and finalize definitive documents based on the term sheets. This transaction will not affect VGE’s ownership of IPA BVI or IPA China.

The details of the term sheet agreements will be announced and made public when the final legal documents have been signed and filed with the Securities and Exchange Commission.

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

Overview

VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) international business company (“we”, “us”, “VGE” or the “Company”) is a renewable energy company with a global reach. Our renewable energy is based on biomass-- in particular our dedicated energy crop with the trademarked name “Giant King™ Grass”.  VGE is the parent company of Inter Pacific Arts Corporation, a BVI international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a Peoples Republic of China (“PRC”) company (“IPA China”).  IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China.  IPA BVI owns all equity interests of IPA China.  IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. IPA China also has Giant KingTM Grass (“GKG”), a proprietary dedicated energy crop, which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics. Cellulosic ethanol, bio butanol and other liquid cellulosic biofuels, do not use corn or other food sources as feedstock.  GKG can also be used as animal feed.  GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that this process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of GKG and fertilizer, so that the overall process of growing and burning GKG probably has some net carbon dioxide emissions, but much lower emissions than burning coal or other fossil fuels directly to create the same amount of energy.   GKG has been independently tested by customers and been shown to have excellent energy content, high bio methane production, and the cellulosic sugar content needed for biofuels and biochemicals.

We are growing GKG on approximately 226 acres of leased land in China to serve as a nursery to provide seedlings for large bioenergy projects, a demonstration plantation for potential partners and customers to visit, to provide samples for testing by potential customers, and as a grass source for our own Green LogTM and pellet products.

On July 30, 2012, the Board of Directors and Management of the VGE and VIASPACE and Sung Chang executed formal term sheets outlining the mechanism and orderly transfer of the VIASPACE's equity interest in VGE to Mr. Chang. VGE intends to cancel its shares of common stock held by VIASPACE and deliver newly-issued shares to Mr. Chang. In addition, term sheets have also been signed which give VGE the right to commercially develop Giant King Grass in China and Taiwan and give VIASPACE the right to commercially develop Giant King Grass in the rest of the world outside China and Taiwan.

Under the term sheets, VIASPACE will no longer have any ownership in VGE and the VIASPACE secured debt to Chang will not have to be paid by VIASPACE. The term sheets are non-binding other than provisions relating to intercompany transfers, confidentiality and transaction-related expenses. The parties intend to draft, negotiate and finalize definitive documents based on the term sheets. This transaction will not affect VGE’s ownership of IPA BVI or IPA China.

VGE maintains its headquarters in Marietta, Georgia and has business activities in China.

As of June 30, 2012 and December 31, 2011, VIASPACE Inc. (“VIASPACE” or “Parent”) owned 75.6% of the outstanding common shares of VGE.

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

In accordance with FASB ASC 350-20-35, “Intangibles - Goodwill and Other”, management tests our goodwill for impairment annually, or more frequently if events or changes in circumstances suggest that the carrying amount may not be recoverable. Based upon their impairment analysis performed during the fourth quarter of 2011, management of the Company concluded there was an impairment of goodwill at December 31, 2011 and recorded an impairment adjustment.

In accordance with FASB ASC 360-10-35, “Property, Plant, and Equipment”, management reviews our long-lived asset groups, including fixed assets and other intangible assets, for impairment whenever events indicate that their carrying amounts may not be recoverable. Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:

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

When management determines that one or more impairment indicators are present for an asset group, we compare the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows, an impairment loss is recognized for the excess of the carrying amount of the asset group over its fair value. The management of the Company has concluded that there were no impairment indicators relating to long-lived assets as of June 30, 2012.

Results of Operations

Three Months Ended June 30, 2012 Compared to June 30, 2011

Revenues

Revenues were $1,022,000 and $2,778,000 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $1,756,000 or 63% due to decreased customer orders and demand for artwork in the US. All of the revenues recorded for the three months ended June 30, 2012 were from framed artwork sales and no revenues were recorded from grass related revenues.  For the three months ended June 30, 2011, framed artwork sales were $2,775,000 and grass related revenues were $3,000.

Cost of Revenues

Cost of revenues were $694,000 and $1,906,000 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $1,212,000, or 64%.  All of the cost of revenues for the three months ended June 30, 2012 were from framed artwork sales and no cost of revenues were from grass related revenues. For the three months ended June 30, 2011, framed artwork cost of revenues were $1,903,000 and grass related cost of revenues were $3,000.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended June 30, 2012 compared to the same period in 2011 was a decrease in gross profit from $872,000 (gross margin of 31%) for the three months ended June 30, 2011 to $328,000 (gross margin of 32%) for the three months ended June 30, 2012, a decrease of $544,000 or 62%.

Operations Expenses

Operations expenses were $53,000 and $56,000 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $3,000.  Operations expenses are composed salaries, plantation costs, supplies, fertilizer, maintenance, utilities and fuel costs associated with growing Giant King Grass.  The Company expects operations expenses to increase in the future as more expenditures are incurred to grow, harvest and produce Giant King Grass.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $289,000 and $480,000 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $191,000 or 40%.

Framed Artwork Segment

Of the total amounts, the framed artwork segment had selling, general and administrative expenses of $117,000 and $167,000 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $50,000 primarily due to lower selling related expenses in 2012 due to lower artwork sales.

Grass Segment

Of the total amounts, the grass segment related to growing GKG in the PRC had selling, general and administrative expenses of $172,000 and $313,000 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $141,000.  Payroll and benefits decreased $23,000 in the three months ended June 30, 2012 due to lower compensation levels in 2012.  Stock option compensation expense decreased $111,000 in 2012 as compared with 2011 due to no stock option expense recorded in 2012. Travel expenses decreased $14,000 in 2012 as compared with the same period in 2011 due to reduced travel incurred in 2012.  Other selling, general and administrative expenses, net, increased by $7,000 during the three months ended June 30, 2012 compared to the same period in 2011.

Income (Loss) from Operations

The resulting effect on these changes in gross profit, operations, selling, general and administrative expenses was an decrease in income from operations from $336,000 for the three months ended June 30, 2011 to a loss from operations of $14,000 for the three months ended June 30, 2012, a decrease of $350,000.

Framed Artwork Segment

Of the total amounts, the framed artwork segment had decreased income from operations of $497,000 for the three months ended June 30, 2012 compared to the same period in 2011.

Grass Segment

Of the total amounts, the grass segment had a decreased loss from operations of $147,000 for the three months ended June 30, 2012 compared to the same period in 2011.

Six Months Ended June 30, 2012 Compared to June 30, 2011

Revenues

Revenues were $1,610,000 and $3,312,000 for the six months ended June 30, 2012 and 2011, respectively, a decrease of $1,702,000 or 51% due to decreased customer orders and demand for artwork in the US. Approximately $1,599,000 of revenues recorded for the six months ended June 30, 2012 are from framed artwork sales and $11,000 are from grass related revenues. For the six months ended June 30, 2011, framed artwork sales were $3,309,000 and grass related revenues were $3,000.

Cost of Revenues

Cost of revenues were $1,127,000 and $2,323,000 for the six months ended June 30, 2012 and 2011, respectively, a decrease of $1,196,000, or 51%.  Cost of revenues in producing framed artwork were $1,117,000 and $2,320,000 for the six months ended June 30, 2012 and 2011, respectively.  Cost of revenues for grass related sales were $10,000 and $3,000 for the six months ended June 30, 2012 and 2011, respectively.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the six months ended June 30, 2012 compared to the same period in 2011 was a decrease in gross profit from $989,000 (gross margin of 30%) for the six months ended June 30, 2011 to $483,000 (gross margin of 30%) for the six months ended June 30, 2012, a decrease of $506,000 or 51%.

Operations Expenses

Operations expenses were $98,000 and $86,000 for the six months ended June 30, 2012 and 2011, respectively, an increase of $12,000.  Operations expenses are composed salaries, plantation costs, supplies, fertilizer, maintenance, utilities and fuel costs associated with growing Giant King Grass.  The Company expects operations expenses to increase in the future as more expenditures are incurred to grow, harvest and produce Giant King Grass.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $813,000 and $919,000 for the six months ended June 30, 2012 and 2011, respectively, a decrease of $106,000 or 12%.

Framed Artwork Segment

Of the total amounts, the framed artwork segment had selling, general and administrative expenses of $241,000 and $270,000 for the six months ended June 30, 2012 and 2011, respectively, a decrease of $29,000 primarily due to lower selling related expenses in 2012 due to lower artwork sales.

Grass Segment

Of the total amounts, the grass segment related to growing GKG in the PRC had selling, general and administrative expenses of $572,000 and $649,000 for the six months ended June 30, 2012 and 2011, respectively, a decrease of $77,000.  Payroll and benefits increased $59,000 in the six months ended June 30, 2012 due to lower compensation levels in 2012.  Stock option compensation expense decreased $111,000 in 2012 as compared with 2011 due to no stock option expense recorded in 2012. Accounting expenses decreased $33,000 in 2012 as compared with the same period in 2011 due to a reduction in audit fees from a change in auditors.   Travel expenses decreased $25,000 in 2012 as compared with the same period in 2011 due to reduced travel incurred in 2012.  Other selling, general and administrative expenses, net, increased by $33,000 during the six months ended June 30, 2012 compared to the same period in 2011.

Income (Loss) from Operations

The resulting effect on these changes in gross profit, operations, selling, general and administrative expenses was an increase in loss from operations from $16,000 for the six months ended June 30, 2011 to a loss from operations of $428,000 for the six months ended June 30, 2012, an increase of $412,000.

Framed Artwork Segment

Of the total amounts, the framed artwork segment had decreased income from operations of $481,000 for the six months ended June 30, 2012 compared to the same period in 2011.

Grass Segment

Of the total amounts, the grass segment had a decreased loss from operations of $69,000 for the six months ended June 30, 2012 compared to the same period in 2011.

Other Income (Expense), Net

Other Income

Other income increased $137,000 for the six months ended June 30, 2012 compared to the same period in 2011, primarily due to the Company realizing income due to the forgiveness of indebtedness related to accounts payable of IPA.

Liquidity and Capital Resources

The Company’s net loss for the six months ended June 30, 2012 was $269,000.   Non-cash expenses totaled $243,000 for the six months ended June 30, 2012 primarily due to stock option expense of $111,000, depreciation expense of $52,000 and amortization expense of $30,000.  Working capital used $320,000 in 2012.  Net cash used in operating activities was $346,000 for the six months ended June 30, 2012.

Net cash used in investing activities was $89,000 for 2012.  Capital expenditures incurred by VGE totaled $89,000 in 2012 composed of $82,000 mainly for equipment purchased for its GKG business and $7,000 for equipment in its framed artwork business.

The Company expects cash on hand as of June 30, 2012 and future operating cash flow to fund operations for a minimum of the next twelve months, and as such, the Company has no immediate need for additional outside financing.  However, if revenue forecasts are not met or if future operating expenses or capital requirements increase beyond our control; the Company may need to seek additional cash resources through the sale of equity securities or debt securities.

Contractual Obligations

The Company does not have any other major outstanding contractual obligations except for the following:

Employment Agreements

On May 14, 2010, VGE entered into two-year employment agreements with each of Carl Kukkonen, Sung Hsien Chang and Stephen Muzi. Dr. Kukkonen would serve as Chief Executive Officer of VGE, Mr. Chang as President of VGE, and Mr. Muzi as Chief Financial Officer, Treasurer and Secretary of VGE. Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi would receive $180,000 per annum. These two-year employment agreements ended May 14, 2012.

On April 19, 2012, the VGE Board of Directors approved new one-year employment agreements beginning June 1, 2012 for Dr. Kukkonen, Mr. Chang and Mr. Muzi. Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi would receive $180,000 per annum.

As discussed in the Subsequent Events footnote, on July 30, 2012, term sheets were signed associated with the separation of VIASPACE and VGE. Dr. Kukkonen and Mr. Muzi will give up their rights to these one-year employment contracts effective at the date of the signing of the definitive final agreements.

Inflation and Seasonality

We have not experienced material inflation during the past five years.  Seasonality has historically not had a material effect on our operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of June 30, 2012.

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

For the period ended June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of June 30, 2012.

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

For the six months ended June 30, 2012 and 2011, the Company had one customer which made up 96% and 97%, respectively, of our total revenues.  We believe that this trend of revenues to one customer will continue in the near future.  A loss of any customer by the Company, and in particular, our leading customer, could significantly reduce recognized revenues.

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

The Company has 50,000,000 authorized shares of common stock, of which 8,600,000 were issued and outstanding as of June 30, 2012.  Of these issued and outstanding shares, 6,504,000 shares, or 75.6% of outstanding shares are owned by VIASPACE Inc.  The VGE shares owned by VIASPACE are pledged as collateral related to the secured debt owed by VIASPACE to Chang for the acquisition of IPA BVI and IPA China by VIASPACE and VGE on October 21, 2008.  400,000 shares of the Company are currently beneficially owned by Mr. Sung Hsien Chang, our President and director.  Other executive officers and directors do not own any Company shares that are issued and outstanding.  A total of 965,800 shares of the Company’s outstanding common stock are accounted for by our transfer agent as free trading shares at June 30, 2012.  A total of 7,634,200 shares of the Company’s outstanding common shares are accounted for as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.

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

On May 14, 2010, VIASPACE entered into a Secured Promissory Note with Sung Hsien Chang (“Chang”) and must pay Chang $5,331,025 over a five-year period.  Chang is a former Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI.  Interest accrues at 6%.  On May 16, 2011, VIASPACE and Chang entered into an Amendment to Secured Promissory Note (the "Note Amendment"). Under the Note Amendment, VIASPACE must pay Changs LLC principal in five equal installments of $1,066,205 on the second through sixth anniversary of the issuance date. The first payment is due May 14, 2012.

VIASPACE was not able to make the cash payment due to Chang on May 14, 2012, and instead negotiated a separation of VIASPACE and VGE in addition to a licensing agreement of GKG between VIASPACE and VGE. Term sheets related to these agreements were signed by VIASPACE, VGE and Chang on July 30, 2012. Definitive final agreements are expected in the next few months. If completed, all of the common shares that VIASPACE holds in VGE will be transferred to Chang. VIASPACE will no longer have any ownership in VGE. This transfer would give Mr. Chang greater influence on shareholder decisions of VGE.

We are substantially dependent upon our key personnel, particularly Mr. Sung Hsien Chang, our President.

Our performance is substantially dependent on the performance of our executive officers and key employees. In particular, the services of our President, Mr. Sung Chang.

Our President would be difficult to replace. Our Chief Executive Officer, Mr. Carl Kukkonen resigned effective July 30, 2012 in connection with the term sheets signed regarding a separation of VIASPACE and VGE. We do not have “key person” life insurance policies on any of our employees. The loss of the services of any of our executive officers or other key employees could substantially impair our ability to successfully implement our business plan.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

*	Filed herewith.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE GREEN ENERGY INC. (Registrant)

Date: August 13, 2012	By:	/s/ SUNG HSIEN CHANG
Sung Hsien Chang
President

Date: August 13, 2012	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer

