Form 10-Q
period 2012-09-30
VIASPACE Green Energy Inc.
filed 2012-11-19
CIK 1465062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _________________

Commission File Number 000-54514

VIASPACE GREEN ENERGY INC.

(Exact name of small business issuer as specified in its charter)

British Virgin Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 Bells Ferry Lane, Marietta, Georgia  30066

(Address of principal executive offices)

(678) 805-7472

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,480,400 shares of $0.001 par value common stock issued and outstanding as of November 16, 2012.

VIASPACE GREEN ENERGY INC.

INDEX

FISCAL QUARTER ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE GREEN ENERGY INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and equivalents	$161,000	$944,000
Accounts receivable	231,000	178,000
Inventory	352,000	268,000
Prepaid expenses	32,000	43,000
Related party receivables	1,382,000	1,498,000
Other current assets	24,000	25,000
TOTAL CURRENT ASSETS	2,182,000	2,956,000

FIXED ASSETS, net	1,105,000	1,096,000

OTHER ASSETS:
Land Use Right, net	635,000	517,000
License to Grass, net	408,000	427,000
Goodwill	5,015,000	5,015,000
Other Assets	459,000	459,000
TOTAL OTHER ASSETS	6,517,000	6,418,000

TOTAL ASSETS	$9,804,000	$10,470,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$353,000	$409,000
Related party payables	84,000	75,000
Accrued expenses	223,000	187,000
TOTAL CURRENT LIABILITIES	660,000	671,000

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,480,400 issued and outstanding in 2012; 8,600,000 issued and outstanding in 2011	10,000	9,000
Additional paid in capital	17,983,000	18,280,000
Accumulated deficit	(8,849,000)	(8,490,000)
Total stockholders’ equity	9,144,000	9,799,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,804,000	$10,470,000

The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES	$895,000	$2,150,000	$2,505,000	$5,462,000
COST OF REVENUES	606,000	1,466,000	1,733,000	3,789,000
GROSS PROFIT	289,000	684,000	772,000	1,673,000

OPERATING EXPENSES
Operations	35,000	42,000	133,000	128,000
Selling, general and administrative	362,000	465,000	1,175,000	1,384,000
Total operating expenses	397,000	507,000	1,308,000	1,512,000

INCOME (LOSS) FROM OPERATIONS	(108,000)	177,000	(536,000)	161,000

OTHER INCOME (EXPENSE)
Other expense	(4,000)	(6,000)	(3,000)	(7,000)
Other income	22,000	40,000	180,000	63,000
Total other income (expense)	18,000	34,000	177,000	56,000

INCOME (LOSS) BEFORE INCOME TAXES	(90,000)	211,000	(359,000)	217,000
Income taxes	―	18,000	―	18,000

NET INCOME (LOSS)	$(90,000)	$193,000	$(359,000)	$199,000

NET INCOME (LOSS) PER SHARE OF COMMON STOCK – Basic and Diluted	$(0.01)	$0.02	$(0.04)	$0.02

SHARES USED IN PER SHARE CALCULATIONS – Basic	8,620,439	8,600,000	8,606,863	8,600,000
SHARES USED IN PER SHARE CALCULATIONS – Diluted	8,620,439	9,950,000	8,606,863	9,950,000

* Less than $0.01 per common share.

The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET INCOME (LOSS)	$(90,000)	$193,000	$(359,000)	$199,000

Other Comprehensive Income:
Foreign currency translation	―	7,000	―	12,000
Subtotal	―	7,000	―	12,000

COMPREHENSIVE INCOME (LOSS)	$(90,000)	$200,000	$(359,000)	$211,000

The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012		2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(359,000)		$199,000
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation		79,000		69,000
Amortization		45,000		31,000
Stock option compensation		111,000		334,000
Non-cash capital contribution		31,000		82,000
Loss (gain) on disposal of fixed assets		3,000		(3,000)
(Increase) decrease in:
Accounts receivable		(52,000)		(369,000)
Inventory		(84,000)		82,000
Related party receivable		(321,000)		46,000
Prepaid expenses		11,000		(11,000)
Other current assets		1,000		151,000
Increase (decrease) in:
Accounts payable		(57,000)		247,000
Related party payable		9,000		(187,000)
Accrued expenses		35,000		(22,000)
Net cash provided by (used in) operating activities		(548,000)		649,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of fixed assets		(92,000)		(244,000)
Additions to land leases		(144,000)		―
Proceeds from disposal of fixed assets		1,000		64,000
Net cash used in investing activities		(235,000)		(180,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash used in investing activities		―		―

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS		―		20,000

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS		(783,000)		489,000
CASH AND EQUIVALENTS, Beginning of period		944,000		114,000
CASH AND EQUIVALENTS, End of period		$161,000		$603,000
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$	―	$	―
Income taxes	$	―	$	―

Supplemental Disclosure of Non-Cash Activities for 2012:

●

On September 30, 2012, the Company entered into a recapitalization agreement with VIASPACE Inc. On the date of the recapitalization, the Company wrote-off $2,318,000 of related party receivables, net, and charged this amount to additional paid in capital. Included in the related party receivables amount was $1,880,400 representing the fair market value of 1,880,400 newly-issued common shares of the Company that were issued to Changs, LLC as required by the recapitalization agreement.

The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE GREEN ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 (Unaudited) and December 31, 2011 (Audited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) international business company (“we”, “us”, “VGE” or the “Company”) is a renewable energy company with a global reach. Our renewable energy is based on biomass-- in particular our dedicated energy crop with the trademarked name “Giant KingTM Grass”. VGE is the parent company of Inter Pacific Arts Corporation, a BVI international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a People’s Republic of China (“PRC”) company (“IPA China”). IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China. IPA BVI owns all equity interests of IPA China. IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. IPA China also has Giant King™ Grass (“GKG”), a proprietary dedicated energy crop, which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics. Cellulosic ethanol, bio butanol and other liquid cellulosic biofuels, do not use corn or other food sources as feedstock. GKG can also be used as animal feed. GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and so this process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of GKG and fertilizer, so that the overall process of growing and burning GKG probably has some net carbon dioxide emissions, but much lower emissions than burning coal or other fossil fuels directly to create the same amount of energy. GKG has been independently tested by customers and been shown to have excellent energy content, high bio methane production, and the cellulosic sugar content needed for biofuels and biochemicals.

We are growing GKG on approximately 226 acres of leased land in China to serve as a nursery to provide seedlings for large bioenergy projects, a demonstration plantation for potential partners and customers to visit, to provide samples for testing by potential customers, and as a grass source for our own pellet products.

The Company maintained a corporate office in Irvine, California through March 31, 2012. Effective April 1, 2012, our corporate office was relocated to Marietta, Georgia. The Company also has business activities in China.

Company History – VGE was formed on July 1, 2008. Prior to October 21, 2008, VGE was 100% owned by VIASPACE Inc. (“VIASPACE”) and had no active operations. On October 21, 2008, the majority shareholder of IPA BVI and IPA China, Sung Hsien Chang (“Chang”), entered into a Securities Purchase Agreement (the "Purchase Agreement") with VGE, VIASPACE and China Gate Technology Co., Ltd., a Brunei Darussalam company ("Licensor"). Under the Purchase Agreement, VGE acquired 100% of IPA BVI and the entire equity interest of IPA China from Chang. In exchange, VIASPACE agreed to pay approximately $16 million in cash and newly-issued shares of VIASPACE and VGE stock. In addition, VIASPACE issued shares of its common stock to Licensor for Licensor’s sublicense of certain grass technology to IPA China. As discussed in Note 11, on September 30, 2012, VIASPACE, VGE and Chang entered into a recapitalization agreement whereby VIASPACE would return the shares it owns in VGE back to VGE, and VGE would subsequently issue 8,384,320 shares to Changs, LLC, a limited liability company controlled by Sung Chang. This represents 80% of the outstanding shares of VGE. The shares will be physically issued to Changs, LLC during the fourth quarter of 2012. As of September 30, 2012 and December 31, 2011, VIASPACE owned 0% and 75.6%, respectively, of the outstanding common shares of VGE.

Basis of Presentation – The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-Q.  Accordingly, the unaudited financial statements do not include all of the information and footnotes required by US GAAP.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2011 filed with the SEC on March 30, 2012.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements.  All significant intercompany accounts and transactions have been eliminated on consolidation.  Certain reclassifications were made to the September 30, 2011 consolidated financial statements, to conform to the September 30, 2012 consolidated financial statement presentation.

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

The following is a summary of inventory at September 30, 2012:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$352,000	$	―	$352,000
Total	$352,000	$	―	$352,000

The following is a summary of inventory at December 31, 2011:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$268,000	$	―	$268,000
Total	$268,000	$	―	$268,000

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

Building	20 to 30 years
Machinery and equipment	10 years
Office equipment	5 years
Vehicles	5 years
Computers	3 years

Reclassifications – Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

NOTE 2 – FIXED ASSETS

Fixed assets are comprised of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Building	$800,000	$795,000
Machinery and equipment	547,000	466,000
Office equipment	80,000	79,000
Vehicles	225,000	225,000
Total fixed assets	1,652,000	1,565,000
Less: Accumulated depreciation	547,000	469,000
Fixed assets, net	$1,105,000	$1,096,000

Depreciation was $27,000 and $25,000 for the three months ended September 30, 2012 and 2011, respectively. Depreciation was $79,000 and $69,000 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 3 – LAND USE RIGHT

Land use right is composed of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Land use right	$864,000	$720,000
Less: Accumulated amortization	229,000	203,000
Land use right, net	$635,000	$517,000

At September 30, 2012, the Company has made deposits of $144,000 for an additional land lease site of approximately 93 hectares, or 230 acres in China which requires a prepayment of the first five years of lease. The remaining amount of approximately $134,000 is expected to be made in the fourth quarter of 2012. After the remaining payment is made, the Company will have the land available for its use.

Amortization was $8,000 and $11,000 for the three months ended September 30, 2012 and 2011, respectively.  Amortization was $27,000 and $30,000 for the nine months ended September 30, 2012 and 2011, respectively. The amortization for the next five years from September 30, 2012 will be:  2013 - $53,000; 2014 - $59,000; 2015 - $59,000; 2016 - $59,000; and 2017 - $59,000.

NOTE 4 – INTANGIBLE ASSETS

License to Grass

VGE acquired IPA China and IPA BVI on October 21, 2008.  IPA China has a worldwide license to cultivate and sell a fast-growing high yield hybrid grass called GKG that has the potential to be used in the production of nonfood biofuels and, in the more immediate term, animal feedstock for dairy cows, pigs, sheep, goats, fish and other animals.  VIASPACE issued 30,576,007 shares of its common stock to the Licensor of the GKG valued at $507,000 on the date of acquisition.  The grass license is amortized over an estimated useful life of 20 years.  On September 30, 2012, the Company entered into a sublicense agreement with VIASPACE whereby the Company retains the exclusive rights to the GKG license in China and Taiwan, and VIASPACE has an exclusive GKG worldwide license outside of China and Taiwan. The sublicense agreement has milestones that VIASPACE must meet every two years in order to retain rights to its license.

Amortization was $6,000 for the three months ended September 30, 2012 and 2011.  Amortization was $18,000 for the nine months ended September 30, 2012 and 2011.  The amortization expense for the next five years will be $25,000 in each year.

License to Grass is composed of the following at September 30, 2012 and December 31, 2011:

	2012	2011
License to Grass	$507,000	$507,000
Less: Accumulated amortization	99,000	80,000
License to Grass, net	$408,000	$427,000

Goodwill

VGE acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition. As part of the Company’s annual impairment review as of December 31, 2011, a $7,307,000 goodwill impairment charge was recorded within the Company’s framed-artwork reportable segment due to lower than expected revenue and operating income growth. Goodwill was $5,015,000 at September 30, 2012 and December 31, 2011.

NOTE 5 – RELATED PARTIES

Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Related Party Receivables

Included in the Company’s consolidated balance sheets at September 30, 2012 and December 31, 2011 are Related Party Receivables and Payables. The Related Party Receivables and Payables are detailed below. Sung Hsien Chang is a Director and President of the Company and CEO of IPA China and IPA BVI. JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately. JJ also acts as a distributor of product for VGE. IPA China recorded revenues of $51,000 and $94,000 from JJ for the three and nine months ended September 30, 2012, respectively. IPA BVI is charging JJ interest income on the outstanding receivable balance at an interest rate of 6%. For the three months and nine months ended September 30, 2012, $9,000 and $28,000, respectively, was recorded as interest income to JJ and is included in Other Income in the Company’s Consolidated Statements of Operations. Included in the Due from JJ International amount shown below is $167,000 and $139,000 at September 30, 2012 and December 31, 2011, respectively, representing cumulative interest income charged to JJ.

The following table represents a summary of Related Party Receivables at September 30, 2012 and December 31, 2011:

	2012	2011
Due from JJ International	$1,303,000	$1,236,000
Due from VIASPACE	―	253,000
Due from employee of IPA China	79,000	9,000
Total	$1,382,000	$1,498,000

Related Party Payables

The following table is a summary of Related Party Payables at September 30, 2012 and December 31, 2011:

	2012	2011
Due to employee of IPA China	$34,000	$66,000
Due to Changs, LLC	50,000	―
Due to JJ International	―	9,000
Total	$84,000	$75,000

NOTE 6 – INCOME TAXES

IPA China Income Taxes

IPA China is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.  The Company had no income tax expense for the three and nine months ended September 30, 2012 and 2011.

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

The VGE Plan is designed to provide additional incentive to employees, directors and consultants of the Company through the awarding of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards. The VGE Board administers the VGE Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the VGE Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over a period determined by the VGE Board of Directors. 50,000 shares were available for future grant at September 30, 2012. There were no stock options issued during 2012. There were no stock options cancelled during 2012.

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

The following table summarizes activity for employees and directors in VGE’s Plan at September 30, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,350,000	$0.80
Granted	―	―
Exercised	―	―
Forfeited	―	―
Outstanding at September 30, 2012	1,350,000	$0.80	7.5	$270,000
Exercisable at September 30, 2012	1,350,000	$0.80	7.5	$270,000

There were no stock options issued in the VGE Plan in 2012. The Company did not record any compensation expense under the VGE Plan for employee and director stock options for the three months ended September 30, 2012. The Company recorded $111,000 of compensation expense under the VGE Plan for employee and director stock options for the nine months ended September 30, 2012. There was no stock option compensation expense recorded for the three months ended September 30, 2012. At September 30, 2012, there was no unrecognized compensation costs related to non-vested share-based compensation arrangements under the VGE Plan. At September 30, 2012, the fair value of options vested for employees and directors was $1,350,000. There were no options exercised during 2012.

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

Common stock equivalents shown for September 30, 2012 and 2011 are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated. For income per share calculations, the common stock equivalents are included in the income per share calculation.

	2012	2011
Stock Options	1,350,000	1,350,000

The following table sets forth the computation of basic and diluted net loss per share for the three and months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic and diluted net income (loss) per share:

Numerator:
Net income (loss) attributable to common stock	$(90,000)	$193,000	$(359,000)	$199,000
Denominator:
Weighted average shares of common stock outstanding - basic	8,620,439	8,600,000	8,606,863	8,600,000
Stock options	–	1,350,000	–	1,350,000
Weighted average shares of common stock outstanding - diluted	8,620,439	9,950,000	8,606,863	9,950,000
Net income (loss) per share of common stock, basic and diluted	$(0.01)	$0.02	$(0.04)	$0.02

* Less than $0.01 per share

NOTE 9 – OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease. Lease on land in the PRC is discussed in Note 1 and Note 3. Rent expense charged to operations for three months ended September 30, 2012 and September 30, 2011 was $8,000. Rent expense charged to operations for nine months ended September 30, 2012 and September 30, 2011 was $24,000 and $23,000, respectively.

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

As discussed in Note 11, on September 30, 2012, final agreements were signed related to the separation of VIASPACE and the Company. In the final agreements, Dr. Kukkonen and Mr. Muzi waived any rights they have to the one-year employment agreements that were approved by the VGE Board of Directors on April 19, 2012. The Company has no commitment to Dr. Kukkonen and Mr. Muzi related to these one-year employment agreements.

On September 30, 2012, Mr. Muzi signed a consulting agreement with the Company through March 31, 2013 that will pay Mr. Muzi $5,000 monthly to be the Chief Financial Officer, Treasurer and Secretary of the Company.

Litigation

The Company is not party to any material legal proceedings at the present time.

NOTE 10 – OPERATING SEGMENTS

The Company evaluates its reportable segments in accordance with FASB ASC Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. As of September 30, 2012, the Company’s President, Mr. Sung Hsien Chang, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to FASB ASC Topic 280. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.

The Company operates in two reportable segments:

Framed-Artwork Segment:

(i)	IPA China and IPA BVI: Specialize in manufacturing high-quality, copyrighted, framed artwork in the PRC which is sold to retail stores in the US.

Grass Segment:

(i)	VGE (but not including operations of its subsidiaries, IPA China and IPA BVI): VGE grows a fast-growing, high yield, low carbon, nonfood energy crop called GKG in the PRC. GKG can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation. GKG can also be used as animal feed. On September 30, 2012, VGE obtained a worldwide sublicense regarding GKG from IPA China. On the same date, VGE then entered into a sublicense agreement with VIASPACE whereby VGE retains the exclusive rights to the GKG license in China and Taiwan, and VIASPACE has an exclusive GKG worldwide license outside of China and Taiwan. The sublicense agreement has milestones that VIASPACE must meet every two years in order to retain rights to the sublicense.

The accounting policies of the reportable segments are described in the summary of significant accounting policies (see Note 1 to these financial statements). The Company evaluates segment performance based on income (loss) from operations excluding infrequent and unusual items.

Information on reportable segments for the three and nine months ended September 30, 2012 and 2011 are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Framed-Artwork	$895,000	$2,150,000	$2,494,000	$5,459,000
Grass	―	―	11,000	3,000
Total	$895,000	$2,150,000	$2,505,000	$5,462,000

Income (Loss) From Operations:
Framed-Artwork	$163,000	$527,000	$404,000	$1,249,000
Grass	(271,000)	(350,000)	(940,000)	(1,088,000)
Income (Loss) From Operations	$(108,000)	$177,000	$(536,000)	$161,000

	September 30, 2012	December 31, 2011
Assets:
Framed-Artwork	$8,657,000	$9,308,000
Grass	1,147,000	1,162,000
Total Assets	$9,804,000	$10,470,000

For the three months ended September 30, 2012 and 2011, the Company had one customer which made up 94% and 99%, respectively, of our total revenues. For the nine months ended September 30, 2012 and 2011, the Company had one customer which made up 96% and 99%, respectively, of our total revenues.

NOTE 11 – RECAPITALIZATION OF VIASPACE GREEN ENERGY

Recapitalization Agreement

Effective September 30, 2012, the Company, VIASPACE, CFO Stephen Muzi, Former CEO Carl Kukkonen, President Sung Chang (“Chang”) and Changs, LLC, a limited liability company controlled by Chang entered into the Recapitalization Agreement (“Recap Agreement”). Pursuant to the Recap Agreement, VIASPACE returned 6,503,920 shares of the Company’s Common Stock to the Company and the Company issued to Changs, LLC, 8,384,320 shares of the Company’s common stock, consisting of the 6,503,920 shares returned by VIASPACE and 1,880,400 newly issued shares, representing an 80% common share interest in the Company. The value of the newly issued shares of $1,880,400 was recorded as a loan to VIASPACE.

In exchange for the shares of the Company’s common stock, Chang forgave the payment of the Secured Note issued to VIASPACE in the amount of $5,131,025 plus accrued interest of $626,402. In addition, VIASPACE has agreed to reimburse VGE up to $40,000, in legal fees and costs in connection with the negotiation and preparation of the Recap Agreement and other related agreements.

In connection with the Recap Agreement, all parties involved executed a Mutual and Limited Release Agreement, pursuant to which each of the parties released each other from any future claims that may have against the other party. Pursuant to this agreement, the amount that VIASPCE owed to the Company at September 30, 2012, of $2,318,000 was forgiven. As such, the Company wrote the related receivable off, which was accounted for as a capital transaction.

License Agreement

Effective of as September 30, 2012, VIASPACE and VGE entered into a Supply, License and Commercialization Agreement (“License Agreement”) pursuant to which VGE granted to VIASPACE a nontransferable, royalty-bearing exclusive license to commercialize Giant King Grass within the world other than China and Taiwan. Additionally, the License Agreement allows VIASPACE to use the Giant King Grass intellectual property and VIASPACE Green Energy trade name in connection with its efforts to commercialize Giant King Grass.

VIASPACE agreed that it would not during the term of the License Agreement and a three-year period thereafter, (i) manufacture, commercialize or otherwise engage in any research or development of a grass or any other product or material having similar or otherwise competitive properties to Giant King Grass.

VGE agreed to provide VIASPACE with Giant King Grass seedlings that will be filled at an agreed upon price as set forth in the License Agreement. VIASPACE agreed to pay VGE for and during the Term a royalty of eight percent (8%) on net sales made in its territory.

The initial term of the License Agreement is for two years (“Initial Term”). As a condition to the right to renew after the first two-year term for an additional two year term, VISPACE needs to achieve the milestones in the first two year period:

• One or more fully-executed, third party sales contracts for the sale of Giant King Grass shall have been entered into during the Initial Term, pursuant to which VIASPACE is to be paid an aggregate amount of at least $200,000 within that 24 consecutive monthly period; and two or more, third party growing locations of at least 10 hectares in total shall have been obtained and planted during the Initial Term.

There are additional milestones that need to be met as a condition to renew the license for subsequent two year periods, in order for VIASPACE to maintain the license.

Consulting Agreement

Effective as of September 30, 2012, the Company entered into a Consulting Agreement with Stephen Muzi, pursuant to which, Muzi would serve as the Company’s Chief Financial Officer. Muzi would be compensated $5,000 per month. This agreement would remain in effect until March 31, 2013, and would automatically renew for each month thereafter unless either party terminated the agreement.

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

Overview

VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) international business company (“we”, “us”, “VGE” or the “Company”) is a renewable energy company with a global reach. Our renewable energy is based on biomass-- in particular our dedicated energy crop with the trademarked name “Giant King™ Grass”.  VGE is the parent company and owns 100% of the equity interests of Inter Pacific Arts Corporation, a BVI international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a Peoples Republic of China (“PRC”) company (“IPA China”).  IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China.  IPA BVI owns 100% of the equity interests of IPA China.  IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. IPA China also has Giant King™ Grass (“GKG”), a proprietary dedicated energy crop, which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics. Cellulosic ethanol, bio butanol and other liquid cellulosic biofuels, do not use corn or other food sources as feedstock.  GKG can also be used as animal feed.  GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that this process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of GKG and fertilizer, so that the overall process of growing and burning GKG probably has some net carbon dioxide emissions, but much lower emissions than burning coal or other fossil fuels directly to create the same amount of energy.   GKG has been independently tested by customers and been shown to have excellent energy content, high bio methane production, and the cellulosic sugar content needed for biofuels and biochemicals.

We are growing GKG on approximately 226 acres of leased land in China to serve as a nursery to provide seedlings for large bioenergy projects, a demonstration plantation for potential partners and customers to visit, to provide samples for testing by potential customers, and as a grass source for our own pellet products.

VGE maintains its headquarters in Marietta, Georgia and has business activities in the PRC.

As of September 30, 2012 and December 31, 2011, VIASPACE Inc. (“VIASPACE”) owned 0% and 75.6%, respectively of the outstanding common shares of VGE. After the separation of VIASPACE and VGE as discussed in Note 11, Changs LLC owns 80% of the outstanding common shares of VGE.

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

When management determines that one or more impairment indicators are present for an asset group, we compare the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows, an impairment loss is recognized for the excess of the carrying amount of the asset group over its fair value. The management of the Company has concluded that there were no impairment indicators relating to long-lived assets as of September 30, 2012.

Results of Operations

Three Months Ended September 30, 2012 Compared to September 30, 2011

Revenues

Revenues were $895,000 and $2,150,000 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $1,255,000 or 58% due to decreased customer orders and demand for artwork in the US. All of the revenues recorded for the three months ended September 30, 2012 and three months ended September 30, 2011 were from framed artwork sales and no revenues were recorded from grass related revenues.

Cost of Revenues

Cost of revenues were $606,000 and $1,466,000 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $860,000, or 59%.  All of the cost of revenues for the three months ended September 30, 2012 and three months ended September 30, 2011 were from framed artwork sales and no cost of revenues were from grass related revenues.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended September 30, 2012 compared to the same period in 2011 was a decrease in gross profit from $684,000 (gross margin of 32%) for the three months ended September 30, 2011 to $289,000 (gross margin of 32%) for the three months ended September 30, 2012, a decrease of $395,000 or 58%.

Operations Expenses

Operations expenses were $35,000 and $42,000 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $7,000.  Operations expenses are composed salaries, plantation costs, supplies, fertilizer, maintenance, utilities and fuel costs associated with growing Giant King Grass.  The Company expects operations expenses to increase in the future as more expenditures are incurred to grow, harvest and produce Giant King Grass.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $362,000 and $465,000 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $103,000 or 22%.

Selling related expenses decreased $21,000 during the three months ended September 30, 2012 as compared with the same period in 2011 due to lower artwork sales in the US. Payroll and benefits decreased $80,000 in the three months ended September 30, 2012 due to lower compensation levels in 2012. Stock option compensation expense decreased $111,000 in 2012 as compared with 2011 due to no stock option expense recorded in 2012. Legal expenses increased $101,000 due to fees associated with the separation of the Company and VIASPACE. Other selling, general and administrative expenses, net, increased by $8,000 during the three months ended September 30, 2012 compared to the same period in 2011.

Income (Loss) from Operations

The resulting effect on these changes in gross profit, operations, selling, general and administrative expenses was a decrease from $177,000 in income from operations for the three months ended September 30, 2011 to a loss from operations of $108,000 for the three months ended September 30, 2012, a decrease of $285,000.

Of the total amounts, the framed artwork segment had decreased income from operations of $364,000 for the three months ended September 30, 2012 compared to the same period in 2011. The grass segment had a decreased loss from operations of $79,000 for the three months ended September 30, 2012 compared to the same period in 2011.

Nine Months Ended September 30, 2012 Compared to September 30, 2011

Revenues

Revenues were $2,505,000 and $5,462,000 for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $2,957,000 or 54% due to decreased customer orders and demand for artwork in the US. Approximately $2,494,000 of revenues recorded for the nine months ended September 30, 2012 are from framed artwork sales and $11,000 are from grass related revenues. For the nine months ended September 30, 2011, framed artwork sales were $5,459,000 and grass related revenues were $3,000.

Cost of Revenues

Cost of revenues were $1,733,000 and $3,789,000 for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $2,056,000, or 54%.  Cost of revenues in producing framed artwork were $1,723,000 and $3,786,000 for the nine months ended September 30, 2012 and 2011, respectively.  Cost of revenues for grass related sales were $10,000 and $3,000 for the nine months ended September 30, 2012 and 2011, respectively.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the nine months ended September 30, 2012 compared to the same period in 2011 was a decrease in gross profit from $1,673,000 (gross margin of 31%) for the nine months ended September 30, 2011 to $772,000 (gross margin of 31%) for the nine months ended September 30, 2012, a decrease of $901,000 or 54%.

Operations Expenses

Operations expenses were $133,000 and $128,000 for the nine months ended September 30, 2012 and 2011, respectively, an increase of $5,000.  Operations expenses are composed salaries, plantation costs, supplies, fertilizer, maintenance, utilities and fuel costs associated with growing Giant King Grass.  The Company expects operations expenses to increase in the future as more expenditures are incurred to grow, harvest and produce Giant King Grass.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,175,000 and $1,384,000 for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $209,000 or 15%.

Selling related expenses decreased $61,000 during the nine months ended September 30, 2012 as compared with the same period in 2011 due to lower artwork sales in the US. Payroll and benefits decreased $20,000 in the nine months ended September 30, 2012 due to lower compensation levels in 2012. Stock option compensation expense decreased $223,000 in 2012 as compared with 2011 due to no stock option expense recorded in 2012. Director and officers’ insurance increased by $12,000 during 2012 as compared with 2011 due to higher insurance premiums. Accounting expenses decreased $32,000 in 2012 as compared with the same period in 2011 due to a reduction in audit fees from a change in auditors.   Legal expenses increased $107,000 primarily due to fees associated with the separation of the Company and VIASPACE. Other selling, general and administrative expenses, net, increased by $8,000 during the three months ended September 30, 2012 compared to the same period in 2011.

Income (Loss) from Operations

The resulting effect on these changes in gross profit, operations, selling, general and administrative expenses was a decrease in income from operations from $161,000 for the nine months ended September 30, 2011 to a loss from operations of $536,000 for the nine months ended September 30, 2012, a decrease of $697,000.

Of the total amounts, the framed artwork segment had decreased income from operations of $845,000 for the nine months ended September 30, 2012 compared to the same period in 2011. The grass segment had a decreased loss from operations of $148,000 for the nine months ended September 30, 2012 compared to the same period in 2011.

Other Income (Expense), Net

Other Income

Other income increased $117,000 for the nine months ended September 30, 2012 compared to the same period in 2011, primarily due to the Company realizing income due to the forgiveness of indebtedness related to accounts payable of IPA China.

Liquidity and Capital Resources

The Company’s net loss for the nine months ended September 30, 2012 was $359,000.   Non-cash expenses totaled $269,000 for the nine months ended September 30, 2012 composed of stock option expense of $111,000, $31,000 salaries contributed from VIASPACE, depreciation expense of $79,000 and amortization expense of $45,000.  There was a loss on the disposal of fixed assets of $3,000. Related party receivables and payables, net, used $312,000 of cash from operating activities. Working capital used $146,000 in 2012.  Total net cash used in operating activities was $548,000 for the nine months ended September 30, 2012.

Net cash used in investing activities was $235,000 for 2012.  Capital expenditures of $84,000 were incurred by the Company related to equipment used for its GKG business and $8,000 for equipment in its framed artwork business. At September 30, 2012, the Company has made deposits of $144,000 for an additional land lease site in the PRC which requires a prepayment of the first five years of lease. The remaining amount of approximately $134,000 is expected to be made in the fourth quarter of 2012. The Company will then have the land available for its use after the remaining payment is made.

The Company expects cash on hand as of September 30, 2012 and future operating cash flow to fund operations for a minimum of the next twelve months, and as such, the Company has no immediate need for additional outside financing.  However, if revenue forecasts are not met or if future operating expenses or capital requirements increase beyond our control; the Company may need to seek additional cash resources through the sale of equity securities or debt securities.

Contractual Obligations

The Company does not have any other major outstanding contractual obligations except for the following:

Employment Agreements

On April 19, 2012, the VGE Board of Directors approved new one-year employment agreements beginning June 1, 2012 for Mr. Chang at a salary of $240,000 per annum.

On September 30, 2012, Mr. Muzi signed a consulting agreement with the Company through March 31, 2013 that will pay Mr. Muzi $5,000 monthly to be the Chief Financial Officer, Treasurer and Secretary of the Company.

Inflation and Seasonality

We have not experienced material inflation during the past five years.  Seasonality has historically not had a material effect on our operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of September 30, 2012.

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

For the period ended September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of September 30, 2012.

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

For the nine months ended September 30, 2012 and 2011, the Company had one customer which made up 96% and 99%, respectively, of our total revenues.  We believe that this trend of revenues to one customer will continue in the near future.  A loss of any customer by the Company, and in particular, our leading customer, could significantly reduce recognized revenues.

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

The Company has 50,000,000 authorized shares of common stock, of which 10,480,400 were issued and outstanding as of September 30, 2012.  Effective September 30, 2012, the Company, VIASPACE and Changs LLC, a limited liability company controlled by Sung Chang entered into the Recapitalization Agreement (“Recap Agreement”). As part of the Recap Agreement, VIASPACE agreed to transfer all of the VGE Shares it owned (6,503,920 shares or 75.6% of outstanding common shares) to the Company which would then be cancelled. The Company would then issue and deliver 8,384,320 newly-issued VGE Shares, 80% of outstanding common shares, to Changs LLC. After this issuance, the Company will have 10,480,400 shares outstanding. Additionally, 400,000 common shares of the Company are currently beneficially owned by a company controlled by Sung Chang, our President and director.  Other executive officers and directors do not own any Company shares that are issued and outstanding.

A total of 965,800 shares of the Company’s outstanding common stock are accounted for by our transfer agent as free trading shares at September 30, 2012.

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

The ownership of equity securities is concentrated with Changs LLC.

As discussed earlier, on September 30, 2012, the Company entered into a Recap Agreement that will result in Changs LLC owning 80% of outstanding shares of common stock giving Changs LLC a majority influence on shareholder decisions of VGE. Changs LLC may make shareholder decisions with which you disagree.

We are substantially dependent upon our key personnel, particularly Mr. Sung Hsien Chang, our President.

Our performance is substantially dependent on the performance of our executive officers and key employees, especially the services of our President, Mr. Sung Chang. Our President would be difficult to replace. Our Chief Executive Officer, Mr. Carl Kukkonen resigned effective July 30, 2012 in connection with the term sheets signed regarding a separation of VIASPACE and VGE. We do not have “key person” life insurance policies on any of our employees. The loss of the services of any of our executive officers or other key employees could substantially impair our ability to successfully implement our business plan.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective as of September 30, 2012, in connection with the Recap Agreement, the Company issued 8,384,320 shares of its common stock to Changs LLC. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was not general solicitation or general advertising involved in the offer or sale.

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

VIASPACE GREEN ENERGY INC. (Registrant)

Date: November 16, 2012	By:	/s/ SUNG HSIEN CHANG
Sung Hsien Chang
President

Date: November 16, 2012	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer

