Form 10-K
period 2012-12-31
VIASPACE Green Energy Inc.
filed 2013-04-15
CIK 1465062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54514

VIASPACE GREEN ENERGY INC.

(Exact name of registrant as specified in its charter)

British Virgin Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 Bells Ferry Lane Marietta, Georgia	30066
(Address of principal executive offices)	(Zip Code)

(678) 805-7472

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,392,000

State the number of shares outstanding of each of issuer’s classes of common stock, as of April 12, 2013: 10,480,400

VIASPACE GREEN ENERGY INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document and the documents incorporated by reference herein contain forward-looking statements. We based these statements on our beliefs and assumptions, based on information currently available to us.  These forward-looking statements are subject to risks and uncertainties.  Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are not guarantees of performance.  Our future results and requirements may differ materially from those described in the forward-looking statements.  Many of the factors that will determine these results and requirements are beyond our control.  In addition to the risks and uncertainties discussed in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” investors should consider those discussed under “Risk Factors” and, among others, the following:

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

PART I

ITEM 1. BUSINESS

Overview

VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) international business company (“we”, “us”, “VGE” or the “Company”) is a renewable energy company. Our renewable energy is based on biomass -- in particular our dedicated energy crop with the trademarked name “Giant King™ Grass”. VGE is the parent company of Inter Pacific Arts Corporation, a BVI international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a People’s Republic of China company (“IPA China”). IPA China is a wholly owned foreign enterprise headquartered in the Guangdong province of China. IPA BVI owns all of the equity interests of IPA China. IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. IPA China also has a license for and produces Giant King Grass (“GKG”), a proprietary dedicated energy crop, which can be burned in 100% biomass power plants to generate electricity, made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants, generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics. GKG can also be used as animal feed. GKG has been independently tested by customers and has been shown to have excellent energy content, high bio methane production, and the cellulosic sugar content needed for biofuels and biochemicals.

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

Corporate History

VGE was formed on July 1, 2008 in the British Virgin Islands and did not have active operations from July 1, 2008 through October 20, 2008.   Prior to October 21, 2008, VGE was 100% owned by VIASPACE Inc., a Nevada Corporation (“VIASPACE”).

Acquisition on October 21, 2008 and First Closing

On October 21, 2008, VIASPACE and VGE entered into a Securities Purchase Agreement (the "Purchase Agreement") with Sung Hsien Chang ("Chang"), and China Gate Technology Co., Ltd., a Brunei Darussalam company ("China Gate"). Under the Purchase Agreement, VGE agreed to acquire 100% of the ownership of IPA BVI, and the entire equity interest of IPA China from Chang, the sole shareholder of IPA BVI and IPA China. In exchange, VIASPACE agreed to pay approximately $16 million, in the aggregate, in a combination of cash, and newly issued common shares of VIASPACE and VGE common stock.  In addition, VIASPACE issued shares of its common stock to China Gate in exchange for China Gate entering into an agreement with IPA China regarding the GKG grass technology.

The transactions under the Purchase Agreement were to involve two closings.  At the first closing on October 21, 2008, we issued 3,500,000 newly-issued shares to Chang and his designees.  VIASPACE issued 215,384,615 shares of its common stock to Chang and 30,576,007 shares of common stock to Licensor.  Chang delivered 70% of the outstanding common stock of IPA BVI to the Company.  At that point, we controlled 70% of IPA BVI.  IPA China became a wholly owned subsidiary of IPA BVI subsequent to the first closing on June 9, 2009. Also at the first closing, as consideration for such transfers, VIASPACE issued 215,384,615 shares of its common stock to Chang and 30,576,007 shares of common stock to China Gate.

Second Closing

Following various amendments to the Purchase Agreement, the deadline for the transfer of the minority interest of 30% of IPA BVI to VGE was February 15, 2010.  For this transfer, VIASPACE was to pay $4.8 million in cash to Chang, plus accrued interest. VIASPACE failed to complete this transaction; however, we had control of the assets of IPA BVI as our majority owned subsidiary.

The parties continued to negotiate a transfer of the remaining 30% of IPA BVI equity to VGE. On May 14, 2010, VIASPACE and Chang consummated a Share Purchase Agreement, dated April 16, 2010 ("Share Purchase Agreement"), pursuant to which Chang transferred controlling interest of VGE to VIASPACE, or 6,506,000 shares of VGE capital stock, and VIASPACE granted Chang (i) 241,667,000 newly-issued shares of its common stock, (ii) one share of its Series A Preferred Stock which controlled 50.1% of the voting power of VIASPACE equity securities, and (iii) a secured promissory note in the principal amount of $5,331,025 (the "Note").

On May 16, 2011, VIASPACE and Chang entered into an amendment to the Note, whereby the parties extended the installment payment due dates by one year and transfer the Note to Changs, LLC, a Georgia limited liability company owned by Chang and his wife (“Changs, LLC”).   On September 23, 2011, VIASPACE made an advance payment of $200,000 on the installment payment due to Changs, LLC on May 14, 2012.   The balance of the Note, as amended, remained unpaid.

Recapitalization Agreement

Effective September 30, 2012, the Company, VIASPACE, Chang, Stephen Muzi, our chief financial officer, Carl Kukkonen, our former chief executive officer, and Changs, LLC entered into a Recapitalization Agreement (“Recap Agreement”), pursuant to which VIASPACE returned 6,503,920 shares of the Company’s common stock to the Company (representing VIASPACE’s entire ownership of the Company) and the Company issued 8,384,320 shares of the Company’s common stock to Changs, LLC , representing an 80% common share interest in the Company under the terms of the Recap Agreement. As a result, the Company is no longer a subsidiary of VIASPACE.

In exchange for the shares of the Company’s common stock, Changs, LLC forgave the payment of the Note owed by VIASPACE to Chang in the amount of $5,131,025 plus accrued interest of $626,402. In addition, VIASPACE agreed to reimburse VGE up to $40,000 in legal fees and costs in connection with the negotiation and preparation of the Recap Agreement and other related agreements.

VGE Becomes Public Company

As required by the Purchase Agreement, VGE filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on June 3, 2009 covering the resale of a portion of VGE common stock issued pursuant to the Purchase Agreement.  The Securities and Exchange Commission declared such Registration Statement effective as of December 31, 2009.  On January 14, 2010, VGE received approval from the Financial Industry Regulatory Authority (“FINRA”) that its shares of common stock were approved for listing on the OTC Bulletin Board under the ticker symbol VGREF.OB. The first day the Company’s common stock was traded on the OTCBB was November 8, 2010.

Our Business

Grass Business Division

The Company focuses on the commercialization of GKG, a natural hybrid, non-genetically modified, fast-growing, perennial grass which we are growing as a dedicated energy crop. GKG can be used to generate low carbon and renewable electricity by direct burning in a biomass power plant or it can be formed into pellets that can replace a portion of the coal burned in existing power plants to reduce carbon emissions.  GKG may also be used to produce bio methane through anaerobic digestion and as a feedstock for non-food liquid biofuels such as bio ethanol and bio butanol. It can also be used as a feedstock for biochemicals and bio plastics. This perennial grass can grow up to 14 feet high.  It can be harvested at least twice a year in tropical and semitropical areas with a yield of up to 375 metric tons per hectare.

GKG has been independently tested by multiple potential customers.  To our knowledge, the results have been very positive and consistent. GKG has an energy content of 18.4 megajoules (MJ) per dry kilogram. Its chemical and physical properties are very similar to corn straw, which is material left behind from the corn plant after the ears of corn have been harvested. Corn straw is used as fuel in many biomass power plants, and a leading international biomass power provider has declared GKG as suitable for their power plants. The bio methane production from GKG has been tested in three customer laboratories and shows the outstanding production of 91 liters of methane per kilogram of fresh grass. The methane can be used to generate clean electricity or can be burned to produce process heat. There are potentially thousands of biogas plants worldwide that could use GKG.  A large European electric utility has tested GKG and examined prototype pellets. In addition to these current markets, GKG can be used as animal feed and has been tested for this purpose.

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

Energy pellets made from dried GKG can be used as a replacement for coal in electricity generating power plants.  The company starting selling GKG pellets to customers in China in the fourth quarter of 2012. Reports by the U.S. Department of Energy state that 15% to 20% of coal may be replaced by burning grass in an existing power plant with only minor modifications. This process, called co-firing, allows utilization of the large capital investment in existing coal fired power plants while reducing carbon dioxide emissions by 15 to 20%. GKG and other biomass have lower mercury, arsenic and sulfur emissions than coal.

Our strategy has been to build up our grass production capabilities in China where we have 91 hectare (226 acres) under cultivation. This land serves as a small-scale demonstration plantation and also allows us to provide samples to potential partners and customers. The harvested grass is used in our factory to produce energy pellets. The location also has a nursery to provide seedlings for expansion.

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

Because of its high yield, GKG provides feedstock with less use of land and we believe therefore lower costs compared to alternatives.

Another major advantage of GKG is that it can be harvested at any time -- particularly in a tropical or subtropical area.   If the climate permits, GKG can be planted so that it matures continuously and allows just-in-time harvesting, allowing for a continuous source of feedstock.

Higher food prices have led to food shortages around the globe.   This argument has resonated with many world leaders and resulted in a global effort to derive biofuels from plants that are not in the human food chain, called cellulosic biofuels, and include grass, shrubs and trees.  These plants do not contain a lot of sugar and cannot be fermented directly like corn.  They do, however, have a lot of cellulose in their leaves, stalks and branches which contain carbon and hydrogen which can then be converted into cellulosic ethanol.  GKG has been recently tested and shown to have potential for producing cellulosic biofuels, including ethanol, and for making biochemicals and bio plastics using a fermentation process.

The Company has two revenue models for GKG: first, grass plantation integrated with a power plant or processing facility such as a pellet mill under company or joint venture control; and second, contract plantation establishment, support and licensing for a customer that owns and operates the plantation and power plant.

In China, we are pursuing the integrated plantation and processing facility model. We lease the land and employ labor and management to grow GKG and use it to produce pellets in our factory.   The grass is to be used to supply domestic Chinese biomass energy markets or exported in pelletized form to energy markets globally.  We will manage and control the supply chain from initial land preparation through the FOB source shipment point for the feed or energy market. We may pursue this model using only our own capital resources, or we may elect to use joint ventures with local landowners, energy equipment manufacturers, power plant owner/operators and/or capital providers.  The terms of these joint ventures will be negotiated on a case-by-case basis.

Under a contract plantation establishment and licensing model, the customer would provide the land, labor and management and be responsible for growing GKG. We will provide initial seedlings, crop management services and knowledge transfer for a negotiated price.  In addition, there would be an ongoing license fee based on grass production.

Management believes both models will be important contributors to our revenue streams. We believe all our revenues initially will result from the integrated plantation and end-user model. Rapid global expansion requires local joint venture partners that have land and labor, but lack the energy crop and the expertise to grow it. The contract plantation establishment and licensing model with joint venture partners will be used for most of these projects.  The Company may also serve as developer for integrated Giant King Grass plantations and bioenergy projects.

Framed Art Business Division

Our subsidiaries, IPA BVI and IPA China (collectively “IPA”) manufacture high quality, copyrighted, framed artwork in its factory in Guangzhou, China, and targets selling the art to large US retailers through its sales organization in Marietta, Georgia.

The factory is located on 1.6 hectares of land in China including two manufacturing buildings, one employee dorm and a dining facility. IPA has an established and stable production facility in China and a sales and distribution network in the United States.

We strategically acquired IPA for its framed art revenue and profits, as well as the grass business. With the profits from the framed art business, we are able to develop the grass business without having to access external capital.  We are committed to growing the framed art business by providing top-quality products at attractive prices for our customers.

The Company works with buyers from retail chains and their in-house designers to choose prints and other art forms from catalogs of copyrighted and licensed work. We only purchase prints from reputable publishing companies with whom we have long-standing relationships, and such companies have represented to us that there are no counterfeits and that all royalties have been paid.  We then create mockup versions of various combinations of art, mattes and frames for our customer.  Once the customer decides on a print, matte and frame combination, we ship the prints to our factory in Guangzhou, China.  The mattes, frame moldings and glass are sourced in China.  A typical order is 1,400 units of a specific design and a customer usually orders several different designs, which are then packed in containers and shipped directly to the customer in the US.  Our framed artwork typically retails for $50-$300.

Suppliers

We purchase raw materials such as glass panes, mattes and prints for framed art business from third party vendors.  We do not rely on any sole source vendor.  We believe such a multiple source supplier base allows us to utilize numerous vendors and obtain competitive prices for our supplies and components, thereby reducing product costs while maintaining high quality.

Marketing

We deploy a targeted partner-customer approach intended to establish key relationships with the appropriate decision makers in the home décor market. This approach also includes invited presentations at industry workshops and conferences and participation at trade industry events.

We send e-mails to current and prospective users and partners regularly that contain invitations to visit various pages or features on our websites. Our ongoing effort to update our customer list is also an opportunity to build and reinforce the personal contacts that are critical in servicing our customer’s needs.

Research and Development

The Company did not record any research and development activities in 2012 or 2011.  If we do in the future, it will be expensed as incurred.

Competition

Framed Art Business

There are many framed art companies that compete with IPA, including, for example, ICA Home Decor, Crown Arts, Wendover Art Group, Midwest Art and Frame, and many more companies in the US, China and other countries.  IPA benefits from having its own factory in China and concentrates on large customers that typically order framed artwork by the container load with a typical order of 1,400 copies of a single design.  IPA only manufactures art after an order is placed and generally does not stock finished goods inventory, only raw materials inventories are maintained.  IPA guarantees its customers that all art is legitimate with full royalties paid, and that it will not sell the same product to another customer.   IPA is able to control its expenses through its relationships with suppliers of high quality frame moldings, mattes and glass in China and control quality by assembly at its factory in China. We believe that these processes allow IPA's products to be sold at favorable prices in a competitive environment.

Grass Business Division

Many companies, universities and research laboratories worldwide are researching grass as a feedstock for cellulosic ethanol and other applications.  Monsanto is an example of a large company focusing on developing grass as a feedstock. Ceres is a group focusing on biomass and grass in particular. Much of the competition is researching utilization of miscanthus or switchgrass.  These grasses are suitable for temperate areas. Much of the competition also is focused on selling seeds. GKG is a natural hybrid that is not genetically modified or generally available, and to our knowledge no one else is growing GKG as a commercial crop. Based on publicly available data on switchgrass and miscanthus, compared to our data on GKG, we believe that GKG has higher productivity than these and other competing grasses.  GKG is most suitable for tropical and subtropical areas, which are the focus of our efforts.  Because GKG is propagated by seedlings and not by seeds, it is not an invasive species.  The Company is focusing on projects involving growing the grass and securing long-term supply contracts for biofuel production, as a replacement for coal and electricity generation, and as animal feed.  With long-term supply contracts and joint ventures, we plan to capture these recurring revenue streams. Other grasses such as alfalfa are suitable for animal feed and are also competitors of GKG in that market.

Dependence on a Few Major Customers

For 2012 and 2011, the Company had one customer in our framed artwork business, which made up 93% and 99%, respectively, of our total revenues.  We believe this concentration of sales made to a small number of customers will continue in the near future.  A loss of any customer by the Company could significantly reduce our future revenues.

Intellectual Property

Grass License Agreements

On or about October 20, 2008, IPA China entered into an agreement with China Gate whereby VGE purchased seedlings of GKG and other grasses from China Gate and the parties agreed to assist each other in growing, developing and commercializing GKG. The agreement does not limit IPA China’s right to grow, harvest and market the grass anywhere in the world. No term was specified in the agreement. To our knowledge, China Gate has not entered into similar agreements with any other party.

On September 30, 2012, IPA China granted to VGE a reciprocal worldwide license for GKG, not to exceed the rights IPA China had in GKG.  Additionally on September 30, 2012, VIASPACE and VGE entered into a Supply, License and Commercialization Agreement (“License Agreement”) pursuant to which VGE granted to VIASPACE a nontransferable, royalty-bearing exclusive license to commercialize Giant King Grass everywhere in the world other than China and Taiwan. Additionally, the License Agreement allows VIASPACE to use the Giant King Grass intellectual property and VIASPACE Green Energy trade name in connection with its efforts to commercialize Giant King Grass.

VIASPACE agreed that it would not during the term of the License Agreement and for a three-year period thereafter, manufacture, commercialize or otherwise engage in any research or development of a grass or any other product or material having similar or otherwise competitive properties to Giant King Grass.

In accordance with the License Agreement, VGE will provide VIASPACE with Giant King Grass seedlings at an agreed upon price. Further, VIASPACE will pay VGE a royalty of eight percent (8%) on net sales made in its territory.

The initial term of the License Agreement is for two years, thereafter, upon the achievement of certain milestones, VIASPACE has the right to renew the agreement for additional two-year terms.

Art License

We purchase the copyrighted artwork that is placed into our picture frames from reputable publishers who pay the appropriate royalties to the artists.  We have long standing relationships with these are companies, and we believe that the risk of copyright infringement by the artwork we sell is minimal.

Trademarks

The Company has registered United States trademarks for “GREEN LOG®” and a United States trademark application pending for “GIANT KING™”.

Employees

As of December 31, 2012, we had 67 full time employees, 64 of whom are based in China and three in the US.  We also have 12 part time employees, 11 of whom are based in China and one in the US.  We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

Regulatory Issues

None.

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

We have a limited operating history. Our consolidated affiliated entities, IPA BVI and IPA China, each commenced operations in the artwork business in 2003 and although we have profit from our artwork business, we have yet to achieve net profitability from our grass business.  Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in the manufacturing and agricultural industries in China. Some of these risks and uncertainties relate to our ability to:

●	maintain or establish a competitive position and compete in each of our business segments with Chinese and international companies, many of which have longer operating histories and greater financial resources than we do, and thus making it difficult to compete;

●	offer commercially successful products to attract and retain a larger base of customers of both of our artwork and grass business goods and products;

●	retain access to the crop land we currently use for production of our products and obtain access to additional crop land for expansion;

●	maintain effective control of our costs and expenses in the grass business due to our start-up nature and inexperience in managing growth; and

●	retain our management, including our president Sung Hsien Chang, and skilled technical staff and recruit additional key employees.

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

Any employee share options, restricted shares or other share incentives we grant in the future may adversely affect our net income.

We adopted a 2009 share incentive plan and reserved 1,400,000 shares of common stock for grant under the plan in June 2009.  We are required to account for share-based compensation in accordance with FASB ASC Topic 718, Share-Based Payment, which requires a company to recognize, as an expense, the fair value of share options and other share-based compensation to employees based on the fair value of equity awards on the date of the grant (taking into account the prices payable by the award recipients), with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award.  On March 25, 2010, VGE granted a total of 1,350,000 stock options under the plan.  These stock options were cancelled effective September 30, 2012. There are 1,400,000 shares reserved for grant as options under the stock incentive plan at December 31, 2012.

If we grant any additional options, restricted shares or other equity incentives in the future, we could incur significant compensation charges equal to the fair value of the additional options, restricted shares and other equity incentives (taking into account the prices payable by the award recipients) and our net income could be adversely affected.

We are substantially dependent upon our key personnel, particularly Sung Hsien Chang, our president.

Our performance is substantially dependent on the performance of our executive officer Sung Hsien Chang. The loss of his services could adversely impact our day-to-day operations and customer relationships.

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

In 2011 and 2012 we recorded an impairment expense on goodwill, any further impairment in the carrying value of goodwill would negatively impact our consolidated results of operations and net worth.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the carrying value of goodwill, we make estimates and assumptions about sales, operating margins, growth rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Our goodwill valuations are calculated using an income approach based on the present value of future cash flows of each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. Under the income approach, we are required to make various judgmental assumptions about appropriate discount rates. Disruptions in global credit and other financial markets and deterioration of economic conditions, could, among other things, cause us to increase the discount rate used in the goodwill valuations. We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which could be substantial.

On December 31, 2012 and 2011, we recorded impairment expense on goodwill of $4,413,000 and $7,307,000, respectively.   Goodwill as of December 31, 2011 was reduced from $12,322,000 to $5,015,000.   Goodwill as of December 31, 2012 was reduced from $5,015,000 to $602,000.   Goodwill represents 11% of total assets at December 31, 2012.

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

We may not pay dividends.

We have not previously paid any cash dividends, and we do not anticipate paying any dividends on our common stock. Our dividend policy is subject to the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements and other factors. Under BVI law, we may only pay dividends from profits or credit from the share premium account (the amount paid for shares over par value), and we must be solvent before and after the dividend payment. If we determine to pay dividends on any of our common stock in the future, as a holding company, we will be dependent on receipt of funds from our operating subsidiaries.

Risks Related to our Grass Business

Our agreement with China Gate does not provide for any protection of the Giant King Grass intellectual property. If a party, which could include China Gate, disputes our rights to, development or commercialization of GKG, our grass business may be severely limited or terminated.

We entered into an agreement with China Gate to purchase seedlings of GKG and other grasses and to cooperate with China Gate to grow, develop and commercialize GKG in China and North America. This agreement did not grant any specific rights to the GKG intellectual property, which we believe to be owned by a third party from which China Gate acquired GKG; however, our agreement with China Gate does not restrict our right to grow, develop or commercialize GKG. China Gate has orally informed us that they have an exclusive license to the GKG in Guangdong province and North America and it has orally granted to us an exclusive sublicense in the same region. Our written and oral agreements with China Gate have no term or notice provision and, therefore, can be terminated at any time without notice. However, because we do not have a direct relationship with the owner of the intellectual property, any material adverse effect to the GKG license held by China Gate would affect our rights as an oral sublicensee.

It is our understanding that the original licensor is aware of our oral and written agreements with China Gate and has consented to them. However, because our license with respect to GKG is oral, not in writing, a party, including China Gate or the original licensor, could challenge our right to grow, develop or commercialize GKG. If we chose not to dispute any such challenge, our grass business may be severely limited or terminated. If we elected to argue against any such challenge, we could expend significant resources and still not be assured that our grass business would not be severely limited or terminated.

We could be subject to intellectual property rights claims regarding the seedlings.

We are subject to the risk that the seedlings we grow infringe or will infringe upon patents, copyrights, trademarks or other intellectual property rights held by third parties. We acquired rights to grow GKG from a seller that we believe held such rights.  If that party does not hold such rights, we may be subject to legal proceedings and claims relating to the intellectual property of others.  If any such claim arises in the future, litigation or other dispute resolution proceedings may be necessary to retain our ability to offer our current and future products, which could result in substantial costs and diversion of our management resources and attention even if we prevail in contesting such claims. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property rights, incur additional costs to license or develop alternative products and be forced to pay fines and damages, any of which could materially and adversely affect our business and results of operations, or terminate our grass business entirely.

We currently have few meaningful customers for our grass business purchasing GKG pellets.  If we are unable to maintain our existing customers or attract new customers, our grass business will fail.

We commenced our grass business in October 2008 and only started recording revenues in the grass business in the fourth quarter of 2012.  While we believe we will be able to attract customers and achieve revenues, we cannot assure you we will.  There is no assurance that our potential customers will determine that using GKG for biomass or animal feed purposes will be commercially viable.  Further such customers may find other grass or plant products superior to GKG for their needs.  If we fail to attract a sufficient number of customers that purchase a sufficient amount of grass, our grass business will fail.

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

We believe the future growth of our company will depend on the value of our grass business for biofuel, power plant, or animal feed purposes.   The ability to obtain orders from customers, if at all, is uncertain due to several factors, many of which are beyond our control. These include changing customer preferences, competitive price pressures, the failure to adapt products to meet the evolving demands of customers in China, the development of higher-quality products by our competitors, and general economic conditions. If we are unable to develop or acquire additional products that meet the demands of our customers, if our competitors develop products that are favored by our customers in China, or if we are unable to produce our existing products in sufficient quantities, our growth prospects may be materially and adversely affected and our revenues and profitability may decline or never develop.

Our plans to increase production capacity in the grass business and expand into new markets may not be successful, which could adversely affect our operating results.

Our plans to develop our grass business and its production capacity has placed and will continue to place, substantial demands on our managerial, operational, technological and other resources. We are addressing three markets for GKG: pellets for producing heat and steam; fuel to burn in electricity generating power plants; and animal feed. We are also reviewing opportunities to grow grass in other areas of China and Taiwan.  These represent growth opportunities for the company, but also represent a potential risk in losing focus and diverting management attention. If we fail to establish and manage the growth of our product offerings, operations and distribution channels effectively and efficiently in such business, we could suffer a material and adverse effect on our operations and our ability to capitalize on new business opportunities, either of which could materially and adversely affect our operating results.

We will need to develop new sales channels into the agricultural pellet, electric power plant, and animal feed markets. Expansion into new markets may present operating and marketing challenges. If we are unable to anticipate the changing demands that expanding operations will impose on our production systems and distribution channels, or if we fail to develop our production systems and distribution channels to meet the demand, we could experience an increase in expenses and our results of operations could be adversely affected.

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

Our competitors may be better able to take advantage of industry consolidation and acquisition opportunities than we are. In China, the reform and restructuring of state-owned equity in agricultural enterprises could likely lead to the reallocation of market share in the grass industry, and our competitors may increase their market share by participating in the restructuring of the state-owned seed companies. Such privatization would likely mean that these producers will need to develop more efficient and commercially viable business models in order to survive. In addition, the PRC government currently restricts foreign ownership of any domestic agricultural development and production business to no more than 50% unless otherwise approved by the PRC government. When and if such restrictions are lifted, multinational corporations engaged in the seed business may expand into the agricultural market in China. These companies have significantly greater financial, technological and other resources than we do and may become our major competitors in China. As competition intensifies, our margins may be compressed by more competitive pricing in the short term and may continue to be compressed in the long term and we may lose our market share and experience a reduction in our revenues and profit.

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

Risks Related to our Framed Art Business

We are heavily dependent on one major customer for our revenues

For 2012 and 2011, sales to one customer comprised 93% and 99%, respectively, of our total revenues.  We believe this concentration of sales to one customer will continue in the near future. We do not have a long-term contract with this customer. A loss of this customer or even a dramatic reduction in sales could significantly reduce our future revenues and profitability.

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

We rely on outside content providers; therefore, our revenues will be materially and adversely affected without adequate supply of content.

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

We rely primarily on trademark law, and other contractual restrictions to protect our intellectual property.  We also rely on China Gate and its licensor to protect our licensed intellectual properties.   These afford only limited protection and the actions we take to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our licensed proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. Preventing unauthorized use of proprietary technology can be difficult and expensive. Also, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. There is a risk the outcome of such potential litigation will not be in our favor. Such litigation may be costly and may divert management attention as well as expend other resources which could otherwise have been devoted to our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties. The occurrence of any of the foregoing may have a material adverse effect on our business, results of operations and financial condition.

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

We are required to hold a variety of permits and licenses to conduct our framed art and grass businesses in China. To our knowledge, we hold all the permits and licenses required for each of our business segments, however, we cannot assure you we possess all the permits and licenses required for each of our business segments. In addition, there may be circumstances under which the approvals, permits or licenses granted by the governmental agencies are subject to change without substantial advance notice, and it is possible we could fail to obtain the approvals, permits or licenses required to expand our business as we intend. If we fail to obtain or to maintain such permits or licenses or renewals are granted with onerous conditions, we could be subject to fines and other penalties and be limited in the number or the quality of the products that we would be able to offer. As a result, our business, result of operations and financial condition could be materially and adversely affected.

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

There are common law rights for the protection of shareholders that may be invoked (such rights have also now been given statutory footing under the Act), largely dependent on English company law, since the common law of the BVI for business companies is limited. Under the general rule pursuant to English company law known as the rule in Foss v. Harbottle, a court will generally refuse to interfere with the management of a company at the insistence of a minority of its shareholders who express dissatisfaction with the conduct of the company’s affairs by the majority of the board of directors. However, every shareholder is entitled to have the affairs of the company conducted properly according to law and the constituent documents of the corporation. As such, if those who control the company have persistently disregarded the requirements of company law or the provisions of the company’s memorandum or articles of association, then the courts will grant relief. Generally, the areas in which the courts will intervene are the following: (i) an act complained of which is outside the scope of the authorized business or is illegal or not capable of ratification by the majority, (ii) acts that constitute fraud on the minority where the wrongdoers control the company, (iii) acts that infringe on the personal rights of the shareholders, such as the right to vote, and (iv) where the company has not complied with provisions requiring approval of a special or extraordinary majority of shareholders, which are more limited than the rights afforded minority shareholders under the laws of many states in the US.

Risks Related To An Investment In Our Stock

There may not be an active, liquid trading market for our common stock.

Our common stock is quoted for trading on the OTC Bulletin Board.  The first public trading in our Company stock began on November 8, 2010.  There is no active liquid market for our shares and there is no guarantee of an active trading market in the future.

The market price for our common stock may be volatile, which could result in substantial losses to investors.

The market price for our common stock is likely to be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly operating results;
●	changes in the Chinese energy and livestock industries;
●	changes in the Chinese economy;
●	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	additions or departures of key personnel; or
●	potential litigation.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. As a result, to the extent shareholders sell our common stock in negative market fluctuation, they may not receive a price per share that is based solely upon our business performance. We cannot guarantee that shareholders will not lose some or all of their investment in our common stock.

Future sales of our common stock may depress our share price.

The market price of our common stock could decline as a result of sales of substantial amounts of our shares in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of equity. There were 8,600,000 shares of common stock registered for resale to the public by certain of our current shareholders pursuant to our Form S-1 Registration Statement declared effective by the Securities and Exchange Commission (“SEC”) on December 31, 2009.  All of the shares of common stock registered for resale pursuant to such registration statement are freely transferable without restriction or further registration under the Securities Act, except for any shares sold by our “affiliates,” as defined in Rule 144 of the Securities Act. At December 31, 2012, the Company had 754,600 common shares that are unrestricted securities and freely-tradeable. The remaining 9,725,800 issued and outstanding shares of our common stock are “restricted securities” as defined in Rule 144. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.  We have also registered, on a Form S-8 registration statement, 1,400,000 shares of common stock which may be sold upon the exercise of options that may be granted under the VIASPACE Green Energy Inc. 2009 Stock Incentive Plan, of which 1,350,000 options were granted in 2010. These options were cancelled effective September 30, 2012 on the date of separation between VIASPACE Green Energy Inc. and VIASPACE Inc.  If future options are granted and later exercised and resold under this registration statement, such sales could have a further depressing effect on the share price of our common stock.

Changs, LLC controls a majority of our common stock, decreasing your influence on shareholder decisions.

Our major shareholder is Changs, LLC, a limited liability company controlled by our president Sung Hsien Chang, which held 8,384,320 shares of common stock at December 31, 2012, or approximately 80% of our outstanding shares of common stock.  A party related to our president Sung Hsien Chang owns 400,000 shares of common stock.  This concentration of ownership and voting power may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. These actions may be taken even if they are opposed by our other shareholders, including those who purchase shares in the Company. See “Principal Shareholders.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease a corporate office at 131 Bells Ferry Lane, Marietta, GA and pay $2,400 per month. Our framed artwork business operates at San Sheng Road, DaLi Village, TaiHe Town, Guangzhou, China. We lease the land at approximately $2,700 per month.  Our grass business operates in the Guangdong Province of the PRC and leases land at approximately $1,500 per month.  We believe the space we currently occupy for corporate purposes and our artwork and grass segments is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional place.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

On January 14, 2010, VGE received approval from the Financial Industry Regulatory Authority that its shares of common stock were approved for listing on the OTC Bulletin Board (“OTCBB”) under the ticker symbol “VGREF”. .The first day the Company’s common stock was traded on the OTCBB was November 10, 2010. The quoting and trading of our common stock is sporadic, therefore, we believe that there is no established trading market for our common stock.

The following table sets forth, for the fiscal quarters indicated, the high and low bid quotations for our common stock, as reported on the OTCBB.  The price information in the table below reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2012:
First Quarter	$3.30	$3.30
Second Quarter	$3.30	$1.25
Third Quarter	$2.00	$0.50
Fourth Quarter	$1.50	$0.22

Quarterly period	High	Low
Fiscal year ended December 31, 2011:
First Quarter	$3.50	$3.15
Second Quarter	$3.15	$1.02
Third Quarter	$3.15	$1.90
Fourth Quarter	$2.25	$2.25

Holders

At March 28, 2013, there were 36 shareholders of record of the Company’s common stock.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, related notes, and other detailed information included elsewhere in this Annual Report on Form 10-K. Our financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). Certain information contained below and elsewhere in this Annual Report on Form 10-K, including information regarding our plans and strategy for our business, constitute forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements.”

Our Business

VIASPACE Green Energy Inc. was incorporated in the British Virgin Islands as an international business company on July 1, 2008. We are a renewable energy company. Our renewable energy is based on biomass -- in particular our dedicated energy crop with the trademarked name “Giant King™ Grass”. We are the parent company of Inter Pacific Arts Corporation and indirect parent company of Guangzhou Inter Pacific Arts.

IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. IPA China also has a license for and produces Giant King Grass, a proprietary dedicated energy crop, which can be burned in 100% biomass power plants to generate electricity, made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants, generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics. GKG can also be used as animal feed. GKG has been independently tested by customers and been shown to have excellent energy content, high bio methane production, and the cellulosic sugar content needed for biofuels and biochemicals.

We are growing GKG on approximately 226 acres of leased land in China to serve as a nursery to provide seedlings for large bioenergy projects, a demonstration plantation for potential partners and customers to visit, to provide samples for testing by potential customers, and as a grass source for our own pellet products.

Results of Operations

Year Ended December 31, 2012 versus Year Ended December 31, 2011

Revenues

Revenues were $3,493,000 and $6,646,000 for the year ended December 31, 2012 and 2011, respectively, a decrease of $3,153,000, or 47%, due to decreased customer orders for artwork in the US. Approximately $3,310,000 of revenues recorded during the year ended December 31, 2012 are from framed artwork sales and $183,000 of revenues are from grass related sales.  For the year ended December 31, 2011, framed artwork sales were $6,631,000 and grass related revenues were $15,000.

Cost of Revenues

Cost of revenues were $2,314,000 and $4,606,000 for the year ended December 31, 2012 and 2011, respectively, a decrease of $2,292,000, or 50%.  Cost of revenues in producing framed artwork were $2,287,000 and $4,602,000 for the year ended December 31, 2012 and 2011, respectively.  Cost of revenues in grass related sales were $27,000 and $4,000 for 2012 and 2011, respectively.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the year ended December 31, 2012 compared to the same period in 2011 was a decrease in gross profit from $2,040,000 (gross margin of 31%) for the year ended December 31, 2011 to $1,179,000 (gross margin of 34%) for the year ended December 31, 2012, a decrease of $861,000, or 42%.

Operations Expenses

Operations expenses were $151,000 and $257,000 for the year ended December 31, 2012 and 2011, respectively, a decrease of $106,000.  Operations expenses are composed salaries, consulting, plantation costs, travel costs, depreciation, fertilizer, maintenance, utilities and fuel costs associated with growing Giant King Grass.  The decrease is primarily due to lower payroll expenses as well as a decrease in plantation costs because the Company is no longer paying the costs for a test plot growing Giant King Grass in the US.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,437,000 and $2,004,000 for the year ended December 31, 2012 and 2011, respectively, a decrease of $567,000, or 28%.

Selling related expenses decreased $72,000 during the year ended December 31, 2012 as compared with the same period in 2011 due to lower artwork sales in the US. Payroll and benefits decreased $78,000 in the year ended December 31, 2012 due to lower compensation levels in 2012 due to the Company not paying compensation for a chief executive officer as a result of the separation from VIASPACE. Stock option compensation expense decreased $334,000 in 2012 as compared with 2011 since stock options completed vesting in the first quarter of 2012 and that was the only period of 2012 with stock option compensation expense. Accounting expenses decreased $23,000 in 2012 as compared with the same period in 2011 due to a reduction in audit fees from a change in auditors.   Legal expenses increased $68,000 primarily due to fees associated with the separation of the Company and VIASPACE. Travel costs decreased $43,000 in 2012 as compared with 2011 due to lower travel costs incurred by the Company’s former Chief Executive Officer. Amortization expense of intangible assets was lower by $62,000 in 2012 as compared with 2011 as lower costs were incurred related to amortization of the Company’s grass license. The Company recorded lower bad debt expense of $28,000 during 2012 as compared with 2011 due to fewer delinquent accounts. Other selling, general and administrative expenses, net, increased by $5,000 during the year ended December 31, 2012 compared to the same period in 2011.

Goodwill Impairment Expense

The Company performed goodwill impairment tests for the reporting unit IPA BVI and IPA China as of December 31, 2012 and 2011. The purpose of the tests was to determine whether any potential goodwill impairment existed pursuant to ASC 350 Intangibles-Goodwill and Other (“ASC 350”) issued by FASB. ASC 350-20-35 provides for a two-step impairment test to be used: (1) to identify potential goodwill impairment and (2) measure the amount of a goodwill impairment loss to be recognized (if any). Based on results of the Step 1 test, the Company performed the Step 2 analysis on the affected reporting unit. The measurement date for the impairment tests was December 31, 2012 and December 31, 2011, respectively.

The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. The term “fair value,” as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If the fair value of a reporting unit is greater than its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is not required. However, if the fair value of the reporting unit is less than its carrying value, a company must perform a hypothetical purchase price allocation to measure the amount of the impairment loss, if any. The second step requires a company to compare the implied fair value of reporting unit goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, a company should recognize an impairment loss for that excess. Previously recognized impairment losses may not be reversed. Implied value of goodwill is calculated in the same manner as goodwill arising in a business combination. That is, a company should allocate the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the company acquired the reporting unit in a current business combination and the fair value of the reporting unit is the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities is the implied fair value of goodwill.

As a result of these tests, the Company recorded an impairment charge to its goodwill of $4,413,000 and $7,307,000, respectively, for the years ended December 31, 2012 and December 31, 2011.  Goodwill was reduced from $12,322,000 to $5,015,000 at December 31, 2011. Goodwill was further reduced from $5,015,000 at December 31, 2011 to $602,000 at December 31, 2012.

Income (Loss) from Operations

The resulting effect on these changes in gross profits, operations expenses, selling, general and administrative expenses, and goodwill impairment expense was a decrease in the loss from operations from $7,528,000 for the year ended December 31, 2011 to a loss from operations of $4,822,000 for the year ended December 31, 2012, a decrease of $2,706,000.

Of the total amounts, the framed artwork segment excluding goodwill impairment expense had decreased income from operations of $898,000 for the year ended December 31, 2012 compared to the same period in 2011. The grass segment had a decreased loss from operations of $710,000 for the year ended December 31, 2012 compared to the same period in 2011. Goodwill impairment expenses decreased $2,894,000 from 2012 to 2011.

Other Income (Expense), Net

Other Income

Other income increased $105,000 for the year ended December 31, 2012 compared to the same period in 2011, primarily due to the Company realizing income due to the forgiveness of indebtedness related to accounts payable of IPA China.

Impairment of Marketable Securities

The Company owns common stock of VIASPACE Inc. which decreased in market value during 2011.  The Company recognized an impairment of $353,000 for the year ended December 31, 2011 as the decrease was deemed by the Company to be other than a temporary impairment of marketable securities. There was no impairment recognized in 2012.

Liquidity and Capital Resources

The Company’s net loss for the year ended December 31, 2012 was $4,539,000.   Non-cash expenses totaled $4,760,000 for the year ended December 31, 2012 composed of stock option expense of $111,000, $31,000 in salaries contributed from VIASPACE, depreciation expense of $106,000, amortization expense of $60,000, bad debt expense of $36,000 and goodwill impairment expense of $4,413,000.  There was a loss on the disposal of fixed assets of $3,000. Related party receivables and payables, net, used $408,000 of cash from operating activities. Working capital used $316,000 in 2012.  Total net cash used in operating activities was $503,000 for the year ended December 31, 2012.

Net cash used in investing activities was $239,000 for 2012.  Capital expenditures of $88,000 were incurred by the Company related to equipment used for its GKG business and $8,000 for equipment in its framed artwork business. At December 31, 2012, the Company has made deposits of $144,000 for an additional land lease site in the PRC which requires a prepayment of the first five years of lease. The remaining amount of approximately $134,000 is expected to be paid in the second quarter of 2013. The Company will then have the land available for its use after the remaining payment is made.

The Company expects cash on hand as of December 31, 2012 and future operating cash flow to fund operations for a minimum of the next twelve months, and as such, the Company has no immediate need for additional outside financing.  However, if revenue forecasts are not met or if future operating expenses or capital requirements increase beyond our control; the Company may need to seek additional cash resources through the sale of equity securities or debt securities.

Tabular Disclosure of Contractual Obligations

This information is not required of smaller reporting companies.

Inflation and Seasonality

We have not experienced material inflation during the past two years.  Seasonality has historically not had a material effect on our operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2012.

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”) issued by the SEC, suggests companies provide additional disclosure and commentary on those accounting policies considered most critical.  FRR 60 considers an accounting policy to be critical if it is important to the company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application.

Basis of Presentation

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

Revenue Recognition

IPA BVI, IPA China and VGE have generated revenues on product shipments from artwork sales and energy pellet sales made from our Giant King Grass. In accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”, codified in FASB ASC Topic 605, IPA recognizes product revenue provided (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured.  Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments.  Our standard shipping terms are free on board shipping point.  Some of the Company’s products are sold in the PRC and are subject to Chinese value-added tax.  This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.  Revenue is recorded net of VAT taxes.

Use of Estimates

The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources.  There is no assurance actual results will not differ from these estimates.

Goodwill Impairment

In accordance with FASB ASC 350-20-35, “Intangibles - Goodwill and Other”, management tests our goodwill for impairment annually, or more frequently if events or changes in circumstances suggest that the carrying amount may not be recoverable. As a result of these tests, the Company recorded an impairment charge to its goodwill of $4,413,000 and $7,307,000, respectively, for the years ended December 31, 2012 and December 31, 2011.  Goodwill was reduced from $12,322,000 to $5,015,000 at December 31, 2011. Goodwill was further reduced from $5,015,000 to $602,000 at December 31, 2012.

Impairment of Long Lived Assets

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

When management determines that one or more impairment indicators are present for an asset group, we compare the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows, an impairment loss is recognized for the excess of the carrying amount of the asset group over its fair value. The management of the Company has concluded that there were no impairment indicators relating to long-lived assets as of the end of fiscal years 2012 and 2011.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required of smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements to be provided in this Annual Report on Form 10-K are included following Part IV, Item 15, commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company maintains internal controls over financial reporting to include those policies and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's ("SEC's") rules and forms, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the internal controls over financial reporting, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our principal executive officer and principal financial officer concluded as of December 31, 2012, our internal controls over financial reporting were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Material Weakness and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies that caused management to conclude that we had the material weakness in our disclosure controls and procedures. Through the efforts of management, external consultants, and our directors, we have developed a specific action plan to remediate the material weaknesses. We expect to implement these various action plans during 2013. If we are able to complete these action plans in a timely manner, we anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2013.

Our principal executive officer and principal financial officer concluded that as of December 31, 2012, the following material weaknesses existed:

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2012. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT

Executive Officers and Directors

The following table sets forth our executive officers and directors, their ages and the positions held by them.   None of the directors listed below are independent directors:

Name	Age	Position Held	Director Since
Mr. Sung Hsien Chang	50	President and Director	2008
Mr. Samuel Chen	66	Director	2010
Mr. Stephen Muzi	49	Chief Financial Officer

Sung Hsien Chang.  Mr. Chang has been the president and a director of VIASPACE Green Energy since October 2008.  Mr. Chang became a Director of VIASPACE Inc. in May 2010.  He is also the chief executive officer and founder of Inter-Pacific Arts, Inc., a subsidiary of VIASPACE Green Energy Inc. since 2002.  In 1988, Mr. Chang began operations in America by creating JJ International, Inc., an import and trading company. JJ International, Inc. has now been in operations for over 22 years selling indoor, outdoor home furnishings, and home organization products to retailers throughout the U.S.  Prior to 1988, Mr. Chang worked at Jun Jung Metal prior to 1998.  Mr. Chang is a member of the World Taiwanese Chambers of Commerce, board member of the Atlanta Taiwanese Chamber of Commerce, and director of the Shi-Tai United Fund Inc. which is committed to building a better and more beautiful living environment.

Samuel Chen.  Mr. Chen has been a director of the Company since May 2010.   Mr. Chen has been the president and chief executive officer of Global Commerce Bank since February 2007. Mr. Chen has amassed over 25 years of banking experience. In 1998, he co-founded American First National Bank, and served as an executive director until 2005. In 1987, Mr. Chen co-founded Metro Bank, a New York Stock Exchange listed corporation based in Houston, Texas. Mr. Chen is the founder and president of Chen's Financial Group, Inc., a Federal SBA Licensee under the Small Business Investment Act of 1958. He also holds a real estate license in Texas and is actively involved in the management and development of multifamily apartments, franchised hotels, and commercial properties. Mr. Chen is a member and director of Houston Taiwanese Innkeepers Association, charter founder of Houston Chinese American Lions Club, member and honorary Vice President of Houston Chinese Chamber of Commerce, and a member of the Atlanta Taiwanese Chamber of Commerce.

Stephen Muzi.  Mr. Muzi has been the chief financial officer, treasurer and secretary of VIASPACE Green Energy Inc. since October 2008.  He is also the chief financial officer, treasurer and secretary of VIASPACE Inc. since June 2005.   He was the controller for SpectraSensors, Inc., a spun-off former subsidiary of VIASPACE from 2003 to 2005.  He was also a controller for ViaLogy Corp., a spun-off former subsidiary of VIASPACE Inc. from 2003 to 2005.  From 2004 to 2005, he also served as a consultant to Direct Methanol Fuel Cell Corporation and Ionfinity LLC, subsidiaries of VIASPACE Inc.  Mr. Muzi joined ViaSpace Technologies LLC (predecessor of VIASPACE Inc.) in May 2000.  Mr. Muzi obtained his B.S. degree from Rochester Institute of Technology and an M.B.A. from the State University of New York at Buffalo.  He is a Certified Public Accountant.

Board of Directors and Board Committees

Our board of directors currently consists of two (2) members. We expect all current directors will continue to serve in their capacity.

There are no membership qualifications for directors. Further, there are no share ownership qualifications for directors unless so fixed by us in a general meeting.  There are no other arrangements or understandings pursuant to which our directors are selected or nominated.

As of December 31, 2012, the Company does not have any Board Committees. The Company will consider establishing a formal Audit Committee in 2013.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons charged by the Company to become directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

Prior to September 30, 2012, the Company was a subsidiary of VIASPACE Inc. and subject to its formal code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company expects to adopt its own separate formal code of ethics in 2013.

Involvement in Certain Legal Proceedings

During the past ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the annual compensation paid by us to Mr. Sung Chang, our principal executive officer, for the year ended December 31, 2012 and our executive officers who were paid more than $100,000 per annum.  Other than the officers listed, no other officer had total compensation during either of the previous two years of more than $100,000.  The Named Executive Officers are the Company’s president, chief financial officer and former chief executive officer.

Name and Principal Position	Year	Salary (1) ($)	Bonus ($)	Stock Awards ($)	Option Awards (2)($)	All Other Compensation ($)	Total ($)
Sung Hsien Chang	2012	240,000	―	―	45,354	―	285,354
President of VIASPACE Green Energy and Chief Executive Officer of IPA BVI and IPA China	2011	240,000	―	―	181,416	―	421,416
(Principal Executive Officer)	2010	240,000	—	—	136,062	—	376,062

Stephen Muzi	2012	30,000	―	―	20,616	―	50,616
Chief Financial Officer (Principal Financial Officer)	2011	―	―	―	82,464	―	82,464
	2010	―	—	—	61,848	—	61,848

Carl Kukkonen (3)	2012	―	―	―	45,354	―	45,354
Former Chief Executive Officer	2011	―	―	―	181,416	―	181,416
	2010	―	—	—	136,062	—	136,062

__________________

(1)	Salary amounts shown are amounts paid by the Company to the officers listed. VIASPACE Inc., former parent company of the Company paid salary in 2012, 2011 and 2010 to Carl Kukkonen and Stephen Muzi, which amounts are not included in the executive compensation table of the Company but rather shown in the executive compensation table of VIASPACE Inc.

(2)	Represents the dollar amount recognized as compensation expense for financial statement reporting purposes for 2010 under FASB ASC Topic 718, Share-Based Payment, and not an amount paid to or realized by the Named Executive Officer. The amount shown in option awards represents awards granted in 2010. There were no new option awards granted in 2012. Assumptions used in the calculation of this amount are included in the footnotes to the Company’s consolidated audited financial statements. There can be no assurance the amounts determined by FASB ASC Topic 718 will ever be realized.

(3)	On July 30, 2012, Dr. Carl Kukkonen resigned as chief executive officer and director of the Company.

Employment and Consulting Agreements

On April 19, 2012, our board of directors approved new one-year employment agreements beginning June 1, 2012 for Dr. Kukkonen, Mr. Chang and Mr. Muzi. Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi would receive $180,000 per annum. Each of them would also be entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 20 business days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment.

On September 30, 2012, final agreements were signed related to the separation of VIASPACE and the Company. In the final agreements, Dr. Kukkonen and Mr. Muzi waived any rights they had to the April 19, 2012 one-year employment agreements.

On September 30, 2012, Mr. Muzi signed a consulting agreement with the Company that will pay Mr. Muzi $5,000 per month to serve as the Company’s chief financial officer, treasurer and secretary. This agreement remains in effect until March 31, 2013, and thereafter will automatically renew each month unless either party terminates the agreement.

Stock Option Grants

There were no stock options granted in 2012 to any of the Company’s Named Executive Officers.

Outstanding Equity Awards at Fiscal Year End

There were no stock option awards outstanding at December 31, 2012. There were no shares of the Company’s common stock issued during 2012 for the exercise of previously issued stock options.

Retirement Plans

The Company does not have any retirement plans that executives participate in at December 31, 2012.

Director Compensation

Employee directors do not receive any compensation for their services. Non-employee directors may receive cash, stock or stock options for their service on the board of directors. In addition, non-employee directors are entitled to receive compensation for their actual travel expenses for each board of directors meeting attended.   The Company did not provide director compensation in 2012.  The Company will review its compensation plan for the Company’s non-employee directors during 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 28, 2013 by (i) each person who beneficially owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified below, and (iii) all directors and executive officers as a group.  Percentage of beneficial ownership is based on 10,480,400 shares outstanding as of March 28, 2013. The mailing address for each shareholder identified in this table is 131 Bells Ferry Lane, Marietta, Georgia 30066.

Name	Number of Shares Beneficially Owned	Exercisable Options Beneficially Owned (a)	Total Number of Shares and Exercisable Options Beneficially Owned	Percent of Class of Common Stock (b)

Directors:
Sung Hsien Chang, president (c)	8,784,320	―	8,784,320	83.8%
Samuel Chen	―	―	―	―

Other Named Officers:
Stephen J. Muzi, chief financial officer	―	―	―	―
Carl Kukkonen, former chief executive officer	―	―	―	―

All Named Executive Officers and Directors as a group (4 persons)	8,784,320	―	8,784,320	83.8%

Other 5% Owners:
Ko Hung Wang	525,000	―	525,000	5.0%

(a)	Includes options that are exercisable within 60 days.

(b)	The percent of common stock owned is calculated using the sum of the number of shares of common stock owned as of March 28, 2013 and the number of options of the beneficial owner that are exercisable within 60 days divided by the sum of the number of shares of common stock outstanding as of March 28, 2013 and the number of options of the beneficial owner that are exercisable within 60 days.

(c)	Includes 400,000 shares held by a company of which his wife and mother are the control persons, and 8,384,320 shares held by Changs, LLC, a limited liability company controlled by Mr. Chang.

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors and shareholders adopted the VIASPACE Green Energy Inc. 2009 Stock Incentive Plan that provides for stock option and stock grants for our employees, directors and consultants. Under the stock incentive plan, 1,400,000 shares of common stock were initially reserved for grant under the plan (representing 13.36% of our outstanding shares at December 31, 2012).  The stock incentive plan provides that the number of shares reserved for grant thereunder will adjust annually and be set at 16.28% of outstanding shares. As of December 31, 2012, we have not yet increased the number of shares of common stock reserved for grant under the stock incentive plan. The options will vest at a rate determined by the board of directors and must have an exercise price of at least 80% of the market price of our shares on the date the options are granted.  There are no options outstanding at December 31, 2012.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	--	--	1,400,000
Equity compensation plans not approved by security holders	--	--	--
Total	--	--	1,400,000

Changes in Control Arrangements

No change in control arrangements existed at December 31, 2012.

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

Related Party Receivables

Included in the Company’s consolidated balance sheets at December 31, 2012 and December 31, 2011 are Related Party Receivables and Payables. The Related Party Receivables and Payables are detailed below. Sung Hsien Chang is a director and president of the Company and CEO of IPA China and IPA BVI. As of December 31, 2012, the company had a receivable due from JJ International Inc. (“JJ”), a company owned by Sung Hsien Chang in the amount of $1,241,000. This balance consists of the following:

•	Loan made to JJ by IPA BVI in the amount of $400,000, with interest accruing at a rate of 6% per annum and no stated due date.
•	Advances made to JJ by IPA BVI and VGE. These advances are reduced by expenses that JJ pays on behalf of IPA BVI and VGE. For the year ended December 31, 2012 and 2011, IPA BVI and VGE advanced $153,000 and $0 to JJ and JJ paid expenses of $233,000 and $143,000, on behalf of IPA-BVI and VGE, respectively. As of December 31, 2012 and 2011, included in the Due from JJ receivable shown below are net advances made to JJ in the amount of $20,000 and $110,000, respectively.
•	Interest accruing on the loan receivable and other outstanding balances due to IPA BVI. For the year ended December 31, 2012 and 2011, the Company recorded interest income from JJ in the amount of $37,000 and $42,000, respectively, which is included in Other Income in the Company’s Consolidated Statements of Operations. As of December 31, 2012 and 2011, included in the Due from JJ receivable shown below is cumulative interest charged to JJ in the amount of $176,000 and $139,000, respectively.
•	IPA China recorded revenues of $94,000 and $63,000 for sales made to JJ for the year ended December 31, 2012 and 2011, respectively. For the years ended December 31, 2012, and 2011, the Company recorded bad debt expense related to trade receivables of $36,000 and $64,000, respectively. As of December 31, 2012 and 2011, included in the Due from JJ receivable are trade receivables of $645,000 and $587,000, respectively.

On April 5, 2013, JJ entered into a Payment of Obligation and Limited Release Agreement (the “Agreement”) with VGE, IPA BVI and IPA China, whereby the parties agreed that JJ would give the Company 78,801,687 common shares of VIASPACE Inc., in full satisfaction of the outstanding receivable. The number of common shares given by JJ was determined based on a closing price of $0.0155 of VIASPACE Inc. common stock on that date and had a fair market value of $1,221,426 on the date of the agreement.

The following table represents a summary of current Related Party Receivables at December 31, 2012 and December 31, 2011:

	2012	2011
Due from JJ International	$1,241,000	$1,236,000
Due from VIASPACE	―	253,000
Due from employee of IPA China	146,000	9,000
Total	$1,387,000	$1,498,000

There is also a long-term Related Party Receivable due from VIASPACE of $40,000 at December 31, 2012.

Related Party Payables

The following table is a summary of Related Party Payables at December 31, 2012 and December 31, 2011:

	2012	2011
Due to employee of IPA China	$23,000	$66,000
Due to Cindy Chang	9,000	―
Due to JJ International	―	9,000
Total	$32,000	$75,000

On October 1, 2012, IPA BVI and VGE entered into an office lease agreement with Cindy Chang, spouse of Sung Hsien Chang, whereby IPA BVI and VGE would pay to Cindy Chang $1,200 each per month for rent on the Company’s headquarters in Marietta, Georgia. Previously, no rent was charged to either IPA BVI or VGE.

Review, Approval or Ratification of Transactions with Related Persons

Under BVI law, a director may vote in respect of any contract or transaction in which he is interested; provided, however the nature of the interest of any director in any such contract or transaction shall be disclosed by him at or prior to its consideration and any vote on that matter. A general notice or disclosure to the directors or otherwise contained in the minutes of a meeting or a written resolution of the directors or any committee thereof that a director is a shareholder of any specified firm or company and is to be regarded as interested in any transaction with such firm or company shall be sufficient disclosure and after such general notice it shall not be necessary to give special notice relating to any particular transaction.

Director Independence

For purposes of determining independence, the Company has adopted the definition of independence as contained in NASDAQ Market Place Rules 4200. Pursuant to the definition, the Company has determined that Mr. Samuel Chen qualifies as an "independent" board member.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2012	2011
Audit Fees – Hein & Associates LLP	$87,000	$17,000
Audit Fees – Goldman Kurland and Mohidin, LLP	2,000	96,000
Audit-Related Fees	―	―
Tax Fees	―	―
Other Fees	1,000	―
	$90,000	$113,000

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company will consider establishing an Audit Committee in 2013.  Consistent with SEC policies regarding auditor independence, our Audit Committee will have the responsibility for appointing, setting compensation and overseeing the work of the independent auditor.  In recognition of this responsibility, the Audit Committee will establish a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

Reference is made to Item 8. Financial Statements and Supplementary Data of this Form 10-K.

List of Exhibits

Exhibit Number	Description of Exhibit

3.1	Memorandum and Articles of Association of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed June 3, 2009).

3.2	Amended and Restated Memorandum and Articles of Association of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed November 25, 2009).

10.1	Securities Purchase Agreement dated as of October 21, 2008 by and among VIASPACE Inc., Sung Hsien Chang, the Company and the other persons listed therein (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 filed June 3, 2009).

10.2	Shareholder Agreement dated as of October 21, 2008 by and among VIASPACE Inc., Chang and the other persons listed therein, and the Company (incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 filed June 3, 2009).

10.3	2009 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-1 filed June 3, 2009).

10.4	Agreement between IPA China and China Gate Technology Co., Ltd. dated on or about October 2008 (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed August 12, 2009).

10.5	Memorandum of Understanding dated as of September 2, 2009 by and among Dragon Power Ltd, the Company and VIASPACE Inc. (incorporated herein by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-1 filed September 4, 2009).

10.6	Amendment No. 1 dated as of June 22, 2009 to the Securities Purchase Agreement dated as of October 21, 2008 by and among VIASPACE Inc., Sung Hsien Chang, the Company and the other persons (incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 filed September 4, 2009).

10.7	Amendment No. 2 dated as of August 21, 2009 to the Securities Purchase Agreement dated as of October 21, 2008 by and among VIASPACE Inc., Sung Hsien Chang, the Company and the other persons (incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 filed September 4, 2009).

10.8	Amendment No. 3 dated as of October 14, 2009 to the Securities Purchase Agreement dated as of October 21, 2008 by and among VIASPACE Inc., Sung Hsien Chang, the Company and the other persons (incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 filed October 15, 2009).

10.9	Amendment No. 4 dated as of November 21, 2009 to the Securities Purchase Agreement dated as of October 21, 2008 by and among VIASPACE Inc., Sung Hsien Chang, the Company and the other persons (incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed November 25, 2009).

10.10	Amendment No. 5 dated as of November 25, 2009 to the Securities Purchase Agreement dated as of October 21, 2008 by and among VIASPACE Inc., Sung Hsien Chang, the Company and the other persons (incorporated herein by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 filed November 25, 2009).

10.11	Amendment No. 6 dated as of December 18, 2009 to the Securities Purchase Agreement dated as of October 21, 2008 by and among VIASPACE Inc., Sung Hsien Chang, the Company and the other persons (incorporated herein by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 filed December 18, 2009).

10.12	Subsidiary Guarantee dated May 14, 2010 by and between the Company, Inter-Pacific Arts Corporation, Guangzhou Inter Pacific Arts and Sung Hsien Chang (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 18, 2010).

10.13	Form of Security Agreement dated May 14, 2010 by and between the Company, Inter-Pacific Arts Corporation, Guangzhou Inter Pacific Arts and Sung Hsien Chang (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed May 18, 2010).

10.14	Form of Stock Pledge Agreement dated May 14, 2010 by and between the Company, Inter-Pacific Arts Corporation and Sung Hsien Chang (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed May 18, 2010).

10.15	Registration Rights Agreement dated May 14, 2010 by and between the Company and Chang (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 8-K filed May 18, 2010).

10.16	Recapitalization Agreement dated September 30, 2012 by and among VIASPACE, the Company, Sung Chang, Changs LLC, Carl Kukkonen and Stephen Muzi (incorporated herein by reference to Exhibit 10.01 of the Company’s Form 8-K filed October 5, 2012)

10.17	Supply License and Commercialization Agreement dated September 30, 2012 by and among VIASPACE and the Company (incorporated herein by reference to Exhibit 10.02 of the Company’s Form 8-K filed October 5, 2012).

10.18	Mutual Limited Release dated September 30, 2012 by and among VIASPACE, the Company, Schewe, Kukkonen, Muzi, Chang and the other parties listed therein (incorporated herein by reference to Exhibit 10.03 of the Company’s Form 8-K filed October 5, 2012).

10.19	Supply License and Commercialization Agreement dated September 30, 2012 by and among the Company and Guangzhou Inter-Pacific Arts Corp. (incorporated herein by reference to Exhibit 10.04 of the Company’s Form 8-K filed October 5, 2012).

10.20	Consulting Agreement by and between the Company and Stephen Muzi dated as of September 30, 2012 (incorporated herein by reference to Exhibit 10.05 of the Company’s Form 8-K filed October 5, 2012).

10.21

Payment of Obligation and Limited Release Agreement dated April 5, 2013, between JJ International Inc., the Registrant, Inter-Pacific Arts Corp. and Guangzhou Inter-Pacific Arts Corp. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 11, 2013).

21.1	List of Subsidiaries of the Registrant (1)

23.1	Consent of Hein & Associates LLP dated April 15, 2013 (1)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (1)

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Schema Document (1)
101.CAL	XBRL Calculation Linkbase Document (1)
101.DEF	XBRL Definition Linkbase Document (1)
101.LAB	XBRL Label Linkbase Document (1)
101.PRE	XBRL Presentation Linkbase Document (1)

________________

(1)	Filed herewith.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 12, 2013.

VIASPACE GREEN ENERGY INC.
(Registrant)

By:	/s/ SUNG HSIEN CHANG
Name: Sung Chang
Title: President
(Principal Executive Officer and Director)

By:	/s/ STEPHEN J. MUZI
Name: Stephen J. Muzi
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ SUNG HSIEN CHANG	President	April 12, 2013
Sung Hsien Chang	(Principal Executive Officer and Director)

/s/ STEPHEN J. MUZI	Chief Financial Officer	April 12, 2013
Stephen J. Muzi	(Principal Financial and Accounting Officer)

/s/ SAMUEL CHEN	Director	April 12, 2013
Samuel Chen

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VIASPACE GREEN ENERGY INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Viaspace Green Energy Inc.

We have audited the accompanying consolidated balance sheets of VIASPACE Green Energy Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viaspace Green Energy Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Hein & Associates LLP

Irvine, California

April 15, 2013

VIASPACE GREEN ENERGY INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and equivalents	$202,000	$944,000
Accounts receivable	305,000	178,000
Inventory	315,000	268,000
Prepaid expenses	32,000	43,000
Related party receivables	166,000	1,498,000
Other current assets	13,000	25,000
TOTAL CURRENT ASSETS	1,033,000	2,956,000

FIXED ASSETS, net	1,082,000	1,096,000

OTHER ASSETS:
Land Use Right, net	627,000	517,000
License to Grass, net	402,000	427,000
Goodwill	602,000	5,015,000
Related party receivables	1,261,000	―
Other Assets	465,000	459,000
TOTAL OTHER ASSETS	3,357,000	6,418,000

TOTAL ASSETS	$5,472,000	$10,470,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$295,000	$409,000
Related party payables	32,000	75,000
Accrued expenses	181,000	187,000
TOTAL CURRENT LIABILITIES	508,000	671,000

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,480,400 issued and outstanding in 2012; 8,600,000 issued and outstanding in 2011	10,000	9,000
Additional paid in capital	17,983,000	18,280,000
Accumulated deficit	(13,029,000)	(8,490,000)
Total stockholders’ equity	4,964,000	9,799,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,472,000	$10,470,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011
REVENUES	$3,493,000	$6,646,000
COST OF REVENUES	2,314,000	4,606,000
GROSS PROFIT	1,179,000	2,040,000

OPERATING EXPENSES
Operations	151,000	257,000
Selling, general and administrative	1,437,000	2,004,000
Goodwill impairment	4,413,000	7,307,000
Total operating expenses	6,001,000	9,568,000

LOSS FROM OPERATIONS	(4,822,000)	(7,528,000)

OTHER INCOME (EXPENSE)
Other expense	(5,000)	(8,000)
Other income	200,000	95,000
Impairment of marketable securities	―	(353,000)
Total other income (loss)	195,000	(266,000)

LOSS BEFORE INCOME TAXES	(4,627,000)	(7,794,000)
Income taxes expense (benefit)	(88,000)	138,000

NET LOSS	$(4,539,000)	$(7,932,000)

NET LOSS PER SHARE OF COMMON STOCK - Basic and diluted	$(0.50)	$(0.92)

SHARES USED IN PER SHARE CALCULATIONS - Basic and diluted	9,077,807	8,600,000

The accompanying notes are an integral part of the consolidated financial statements.

F-4

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2012	2011
NET LOSS	$(4,539,000)	$(7,932,000)

Other Comprehensive Income:
Foreign currency translation	―	(25,000)
Subtotal	―	(25,000)

COMPREHENSIVE LOSS	$(4,539,000)	$(7,907,000)

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock				Accumulated	Retained
			Additional		Other	Earnings
			Paid in		Comprehensive	(Accumulated
	Shares	Amount	Capital		Income	Deficit)	Total
BALANCE, DECEMBER 31, 2010	8,600,000	$9,000	$17,682,000		$25,000	$(558,000)	$17,158,000

Net loss						(7,932,000)	(7,932,000)
Other comprehensive expense:
Foreign currency translation adjustment					(25,000)		(25,000)
Stock compensation expense related to stock options			445,000				445,000
Capital contribution from VIASPACE Inc. for executive compensation			97,000				97,000
Reversal of amortization of capital contribution from Parent Company related to acquisition of Inter-Pacific Arts and Affiliate			56,000				56,000

BALANCE, DECEMBER 31, 2011	8,600,000	$9,000	$18,280,000	$	―	$(8,490,000)	$9,799,000

Net loss						(4,539,000)	(4,539,000)
Stock compensation expense related to stock options			111,000				111,000
Capital contribution from VIASPACE Inc. for executive compensation			31,000				31,000
Foregiveness of receivable due from VIASPACE pursuant to recapitalization agreement entered			(2,319,000)				(2,319,000)
Issuance of common shares to Changs, LLC after recapitalization agreement	1,880,400	$1,000	1,880,000				1,881,000

BALANCE, DECEMBER 31, 2012	10,480,400	$10,000	$17,983,000	$	―	$(13,029,000)	$4,964,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Years Ended December 31,
		2012		2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(4,539,000)		$(7,932,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation		106,000		95,000
Amortization		60,000		121,000
Goodwill impairment		4,413,000		7,307,000
Impairment of marketable securities		―		353,000
Stock option compensation		111,000		445,000
Non-cash capital contribution		31,000		―
Bad debt expense		36,000		64,000
Loss (gain) on disposal of fixed assets		3,000		(3,000)
(Increase) decrease in:
Accounts receivable		(163,000)		(60,000)
Inventory		(48,000)		286,000
Related party receivable		(365,000)		―
Prepaid expenses		11,000		(9,000)
Other assets		6,000		135,000
Increase (decrease) in:
Accounts payable		(115,000)		124,000
Related party payable		(43,000)		(64,000)
Accrued expenses and other		(7,000)		180,000
Net cash provided by (used in) operating activities		(503,000)		1,042,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of fixed assets		(96,000)		(251,000)
Additions to land leases		(144,000)		―
Proceeds from disposal of fixed assets		1,000		64,000
Net cash used in investing activities		(239,000)		(187,000)

CASH FLOWS FROM FINANCING ACTIVITIES		―		―

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS		―		(25,000)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS		(742,000)		830,000
CASH AND EQUIVALENTS, Beginning of year		944,000		114,000
CASH AND EQUIVALENTS, End of year		$202,000		$944,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$	―	$	―
Income taxes	$	―	$	―

Supplemental Disclosure of Non-Cash Activities for 2012:

●	On September 30, 2012, the Company entered into a recapitalization agreement with VIASPACE Inc. On the date of the recapitalization, the Company wrote-off $2,318,000 of related party receivables, net, and charged this amount to additional paid in capital. Included in the related party receivables amount was $1,880,400 representing the fair market value of 1,880,400 newly-issued common shares of the Company that were issued to Changs, LLC as required by the recapitalization agreement.
●	The Company received capital contribution from VIASPACE Inc. for $31,000 during 2012 representing expenses paid by VIASPACE Inc. on behalf of the Company.

Supplemental Disclosure of Non-Cash Financing for 2011:

●	The Company received capital contribution from VIASPACE Inc. for $97,000 during 2011 representing expenses paid by VIASPACE Inc. on behalf of the Company.

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE GREEN ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) international business company (“we”, “us”, “VGE” or the “Company”) is a renewable energy company. Our renewable energy is based on biomass-- in particular our dedicated energy crop with the trademarked name “Giant King™ Grass”. VGE is the parent company of Inter Pacific Arts Corporation, a BVI international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a People’s Republic of China (“PRC”) company (“IPA China”). IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China. IPA BVI owns all equity interests of IPA China. IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. IPA China also has a license for and produces Giant King Grass (“GKG”), a proprietary dedicated energy crop, which can be burned in 100% biomass power plants to generate electricity, made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants, generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics. GKG can also be used as animal feed. GKG has been independently tested by customers and been shown to have excellent energy content, high bio methane production, and the cellulosic sugar content needed for biofuels and biochemicals.

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

Corporate History – VGE was formed on July 1, 2008. Prior to October 21, 2008, VGE was 100% owned by VIASPACE Inc. (“VIASPACE”) and had no active operations. On October 21, 2008, the majority shareholder of IPA BVI and IPA China, Sung Hsien Chang (“Chang”), entered into a Securities Purchase Agreement (the "Purchase Agreement") with VGE, VIASPACE and China Gate Technology Co., Ltd., a Brunei Darussalam company ("China Gate"). Under the Purchase Agreement, VGE acquired 100% of IPA BVI and the entire equity interest of IPA China from Chang. In exchange, VIASPACE agreed to pay approximately $16 million in cash and newly issued shares of VIASPACE and VGE stock. In addition, VIASPACE issued shares of its common stock to China Gate for China Gate’s sublicense of certain grass technology to IPA China. As discussed in Note 11, on September 30, 2012, VIASPACE, VGE and Chang entered into a recapitalization agreement whereby VIASPACE would return the shares it owns in VGE back to VGE, and VGE would subsequently issue 8,384,320 shares to Changs, LLC, a limited liability company controlled by Chang. This represents 80% of the outstanding shares of VGE. The shares were issued to Changs, LLC during the fourth quarter of 2012. As of December 31, 2012 and December 31, 2011, VIASPACE owned 0% and 75.6%, respectively, of the outstanding common shares of the Company. As of December 31, 2012, Changs, LLC owned 80% of the outstanding shares of the Company.

Basis of Presentation – The accompanying audited consolidated financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with the instructions to Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications were made to the December 31, 2011 consolidated financial statements to conform to the December 31, 2012 consolidated financial statement presentation.

Liquidity Footnote - At December 31, 2012, the Company had cash and cash equivalents of $202,000 and an accumulated deficit of $13,029,000. Additionally, for the year ended December 31, 2012, the Company utilized cash from operations of $503,000 as a result of additional expenses relating to the separation from VIASPACE as well as timing of collections on receivables and payments of accounts payables. Although the revenue from the artwork segment decreased from 2011, revenue for 2012 is consistent with revenues prior to 2011, which was much higher as a result of increased demand in 2011. Management anticipates that the artwork segment will continue to be profitable in 2013 with revenue continuing at the same level as 2012. The profits generated by the artwork segment are used for the corporate expenses of the Company. In addition, revenue from pellet sales, which began in the fourth quarter of 2012, is expected to increase in 2013. Pellet sales have high margins, which will have a positive impact on the profitability of the Company. The Company believes profits generated from the artwork and pellet sales will be adequate to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months.

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

Concentration of Credit Risk – The Company’s financial instruments exposed to concentration of credit risk consist primarily of cash equivalents, accounts receivable and related party receivable. The Company maintains all of its cash accounts with high credit quality institutions. Such balances with any one institution may exceed FDIC insured limits. Bank accounts in the PRC do not have FDIC coverage.

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company sells framed artwork and energy pellets generally without requiring collateral. The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of ability to make payments, additional allowances may be required. Bad debt expense was $36,000 and $64,000 for the years ended December 31, 2012 and 2011, respectively.

Common Shares Held of VIASPACE - The Company owns common shares of VIASPACE Inc., a company trading on the OTC Capital Markets under the stock ticker symbol “VSPC”. Prior to the separation of the Company from VIASPACE on September 30, 2012, the Company accounted for the common shares it held in VIASPACE, its parent company, on a cost basis. Subsequent to the separation, the Company classifies this investment as available-for-sale securities as the Company intends to hold the shares for an indefinite period of time. The fair value is determined by the closing price for the investment as of the balance sheet date. Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available for-sale securities. Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income (loss). Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers. As of October 1, 2012 and December 31, 2012, the fair value of the shares approximates the carrying value.

Inventory – Inventory is stated at the lower of cost or market.  Cost is determined using the average cost method.  Market is determined using net realizable value.  The Company writes down its inventory for estimated obsolescence, excess quantities and other factors in evaluating net realizable value.

The following is a summary of inventory at December 31, 2012:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$315,000	$	―	$315,000
Total	$315,000	$	―	$315,000

The following is a summary of inventory at December 31, 2011:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$268,000	$	―	$268,000
Total	$268,000	$	―	$268,000

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

Land Use Right – All land in the PRC is government owned and cannot be sold to any individual or company. IPA China acquired land use rights for the land occupied by its manufacturing facility in 2005. Additionally, VGE has land use rights of approximately 91 hectares, or 226 acres in Guangdong province of the PRC where its GKG is being grown. Amounts are being amortized over the period the Company has use of the land, ranging from 20 to 30 years.

License – IPA China has rights to a fast-growing, high yield, low carbon, nonfood energy crop called GKG which can be burned in 100% biomass power plants to generate electricity, made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants, generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation. IPA China purchased seedlings of GKG and other grasses from China Gate. In connection with the purchase, the parties entered into an agreement whereby VGE and China Gate agreed to assist each other in growing, developing and commercializing GKG in China and North America. The agreement did not grant any specific rights to the GKG intellectual property, but does not limit IPA China’s right to grow, harvest and market the grass anywhere in the world.  China Gate has informed us that they have an exclusive license to the GKG in Guangdong province and North America and it has orally granted to us an exclusive sublicense in the same region.  Our written and oral agreements with China Gate have no term or notice provision and, therefore, can be terminated at any time without notice. IPA China did not directly pay for the sublicense. VIASPACE issued shares of its common stock to China Gate upon the acquisition of IPA China by VIASPACE and VGE on October 21, 2008 to pay for the oral sublicense. The sublicense is being amortized over 20 years.

On September 30, 2012, VGE obtained a worldwide sublicense for GKG from IPA China, limited by the terms of its oral license from China Gate.  On the same date, VGE then entered into a sublicense agreement with VIASPACE whereby VGE retains the exclusive rights to the GKG license in China and Taiwan, and VIASPACE has an exclusive GKG worldwide license outside of China and Taiwan.  The sublicense agreement has milestones that VIASPACE must meet every two years in order to retain rights to the sublicense.

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

Goodwill – Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the net identifiable assets of the acquired subsidiary at the date of acquisition. Goodwill is measured at cost less accumulated impairment losses. Goodwill is not amortized but tested for impairment annually and whenever impairment indicators require. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment by management using a discounted cash flow methodology. This requires us to use significant judgment including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital and relevant market data. VIASPACE and VGE acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition. As part of the Company’s annual impairment review as of December 31, 2012 and December 31, 2011, a $4,413,000 and $7,307,000, respectively, goodwill impairment charge was recorded within the Company’s framed-artwork reportable segment due to lower than expected revenue and operating income growth. Goodwill was $602,000 at December 31, 2012 and $5,015,000 at December 31, 2011. In 2011, the Company used an external consultant to assist in the goodwill impairment analysis; whereas in 2012, the Company performed its own internal goodwill impairment analysis.

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

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. An uncertain tax position is considered effectively settled on completion of an examination by a taxing authority if certain other conditions are satisfied. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense, net and other income (expense), net, respectively.

Revenue Recognition – IPA BVI, IPA China and VGE have generated revenues on product shipments from artwork sales and energy pellet sales made from our Giant King Grass. In accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”, codified in FASB ASC Topic 605, IPA recognizes product revenue provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Our standard shipping terms are free on board shipping point. Some of the Company’s products are sold in the PRC and are subject to Chinese value-added tax. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. Revenue is recorded net of VAT taxes.

Cost of Revenues – Cost of revenues consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Any write-down of inventory to lower of cost or market is also recorded in cost of revenues.

Foreign Currency Translation and Comprehensive Income (Loss) – IPA China’s local currency is the Renminbi (“RMB”) and its functional currency is US dollars (“USD”). For financial reporting purposes, RMB has been remeasured into United States dollars ("USD") as the functional currency. Assets and liabilities are remeasured at the exchange rate in effect at the balance sheet date. Revenues and expenses are remeasured at the average rate of exchange prevailing during the reporting period. Remeasurement adjustments arising from the use of different exchange rates from period to period are recorded in the Company’s statements of operations. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date. The sales of IPA BVI are in USD.

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

Net Loss Per Share - The Company computes net loss per share in accordance with “Earnings per Share”, codified in FASB ASC Topic 260. Under the provisions of this topic, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Dilutive securities include stock options.

Reclassifications – Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

Recent Accounting Standards - There are currently no new accounting pronouncements with a future effective date that are of significance, or potential significance, to us.

Subsequent Events - We have evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, we are not aware of any events or transactions (other than those disclosed elsewhere) that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in our consolidated financial statements.

NOTE 2 – FIXED ASSETS

Fixed assets are comprised of the following at December 31, 2012 and December 31, 2011:

	2012	2011
Building	$800,000	$795,000
Machinery and equipment	551,000	466,000
Office equipment	80,000	79,000
Vehicles	225,000	225,000
Total fixed assets	1,656,000	1,565,000
Less: Accumulated depreciation	574,000	469,000
Fixed assets, net	$1,082,000	$1,096,000

Depreciation was $106,000 for 2012 and $95,000 for 2011.

NOTE 3 – LAND USE RIGHT

Land use right is composed of the following at December 31, 2012 and December 31, 2011:

	2012	2011
Land use right	$864,000	$720,000
Less: Accumulated amortization	237,000	203,000
Land use right, net	$627,000	$517,000

During the third quarter of 2012, the Company made deposits of $144,000 for an additional land lease site of approximately 93 hectares, or 230 acres in China which requires a prepayment of the first five years of lease. The remaining amount of approximately $134,000 is expected to be made in the second quarter of 2013. After the remaining payment is made, the Company will have the land available for its use.

Amortization was $34,000 for 2012 and $41,000 for 2011. After the final payment is made on the new land lease in 2013, the amortization for the next five years from December 31, 2012 will be: 2013 - $58,000; 2014 - $85,000; 2015 - $85,000; 2016 - $85,000; and 2017 - $83,000.

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

Amortization was $25,000 in 2012 and $26,000 in 2011. The amortization expense for the next five years from December 31, 2011 will be $25,000 in each year.

License to Grass is composed of the following at December 31, 2012 and December 31, 2011:

	2012	2011
License to Grass	$507,000	$507,000
Less: Accumulated amortization	105,000	80,000
License to Grass, net	$402,000	$427,000

Goodwill

VGE acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition. As part of the Company’s annual impairment review as of December 31, 2012 and December 31, 2011, a $4,413,000 and $7,307,000, respectively, goodwill impairment charge was recorded within the Company’s framed-artwork reportable segment due to lower than expected revenue and operating income growth. Goodwill was $602,000 at December 31, 2012 and $5,015,000 at December 31, 2011.

NOTE 5 – RELATED PARTIES

Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Related Party Receivables

Included in the Company’s consolidated balance sheets at December 31, 2012 and December 31, 2011 are Related Party Receivables and Payables. The Related Party Receivables and Payables are detailed below. Sung Hsien Chang is a director and president of the Company and CEO of IPA China and IPA BVI. As of December 31, 2012, the company had a receivable due from JJ International Inc. (“JJ”), a company owned by Sung Hsien Chang in the amount of $1,241,000. This balance consists of the following:

•	Loan made to JJ by IPA BVI in the amount of $400,000, with interest accruing at a rate of 6% per annum and no stated due date.
•	Advances made to JJ by IPA BVI and VGE. These advances are reduced by expenses that JJ pays on behalf of IPA BVI and VGE. For the year ended December 31, 2012 and 2011, IPA BVI and VGE advanced $153,000 and $0 to JJ and JJ paid expenses of $233,000 and $143,000, on behalf of IPA-BVI and VGE, respectively. As of December 31, 2012 and 2011, included in the Due from JJ receivable shown below are net advances made to JJ in the amount of $20,000 and $110,000, respectively.
•	Interest accruing on the loan receivable and other outstanding balances due to IPA BVI. For the year ended December 31, 2012 and 2011, the Company recorded interest income from JJ in the amount of $37,000 and $42,000, respectively, which is included in Other Income in the Company’s Consolidated Statements of Operations. As of December 31, 2012 and 2011, included in the Due from JJ receivable shown below is cumulative interest charged to JJ in the amount of $176,000 and $139,000, respectively.
•	IPA China recorded revenues of $94,000 and $63,000 for sales made to JJ for the years ended December 31, 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, the Company recorded bad debt expense related to trade receivables of $36,000 and $64,000, respectively. As of December 31, 2012 and 2011, included in the Due from JJ receivable are trade receivables of $645,000 and $587,000, respectively.

On April 5, 2013, JJ entered into a Payment of Obligation and Limited Release Agreement (the “Agreement”) with VGE, IPA BVI and IPA China, whereby the parties agreed that JJ would give the Company 78,801,687 common shares of VIASPACE Inc., in full satisfaction of the outstanding receivable. The number of common shares given by JJ was determined based on a closing price of $0.0155 of VIASPACE Inc. common stock on that date and had a fair market value of $1,221,426 on the date of the agreement.

The following table represents a summary of current Related Party Receivables at December 31, 2012 and December 31, 2011:

	2012	2011
Due from JJ International	$1,241,000	$1,236,000
Due from VIASPACE	―	253,000
Due from employee of IPA China	146,000	9,000
Total	$1,387,000	$1,498,000

There is also a long-term Related Party Receivable due from VIASPACE of $40,000 at December 31, 2012.

Related Party Payables

The following table is a summary of Related Party Payables at December 31, 2012 and December 31, 2011:

	2012	2011
Due to employee of IPA China	$23,000	$66,000
Due to Cindy Chang	9,000	―
Due to JJ International	―	9,000
Total	$32,000	$75,000

On October 1, 2012, IPA BVI and VGE entered into an office lease agreement with Cindy Chang whereby IPA BVI and VGE would pay to Cindy Chang $1,200 each per month for rent on the Company’s headquarters in Marietta, Georgia. For the year ended December 31, 2012, the Company recorded rent expense of $7,200 under this lease. See Note 9.

During the year ended December 31, 2012, Changs, LLC, an entity owned by Sung Chang, paid legal fees totaling $50,477 on behalf of the Company. The Company reimbursed these legal fees to Changs, LLC during 2012.

NOTE 6 – INCOME TAXES

IPA China Income Taxes

IPA China is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments. The components of the Company’s income tax expense from operations for the year ended December 31, 2012 and December 31, 2011 for consisted of:

	2012	2011
Current:
PRC	$(87,000)	$138,000

Income tax expense	$(87,000)	$138,000

IPA China had a tax loss for the years ended December 31, 2009 and 2010, and had taxable income for the years ended December 31, 2011 and 2012. During 2012, the Income Tax Law of the PRC made a tax ruling that allowed IPA China to carry forward tax losses from previous years to years with taxable income. As a result of this, IPA China has recorded at December 31, 2012, a net income tax benefit in the amount of $87,000. At December 31, 2012, IPA China has accrued income taxes payable of $27,000.

The following table reconciles the US statutory rates to IPA China’s effective tax rate for 2012 and 2011

	2012		2011
U.S Statutory rates	34.0%		34.0%
Tax rate difference between the US and PRC	(9.0%	)	(9.0%	)
Change in Valuation allowance	―		―

Effective income tax rate	25.0%		25.0%

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

At December 31, 2012, the Company had no increase or decrease in unrecognized income tax benefits for the year as a result of uncertain tax positions taken in a prior or current period. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2012. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

NOTE 7 – STOCK INCENTIVE PLAN

On June 2, 2009, the Board of VGE adopted the VIASPACE Green Energy Inc. 2009 Stock Incentive Plan (the “VGE Plan”). The VGE Plan was also approved by the holders of a majority of the Company’s common stock. The VGE Plan provided for the reservation for issuance under the plan of 1,400,000 shares of VGE common stock.

The VGE Plan is designed to provide additional incentive to employees, directors and consultants of the Company through the awarding of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards. The VGE Board administers the VGE Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the VGE Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over a period determined by the VGE Board of Directors. 1,400,000 shares were available for future grant at December 31, 2012. There were no stock options issued during 2012. There were 1,350,000 stock options cancelled during 2012.

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

The following table summarizes activity for employees and directors in VGE’s Plan at December 31, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share		Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,350,000		$0.80
Granted	―		―
Exercised	―		―
Forfeited	1,350,000		0.80
Outstanding at December 31, 2012	―	$	―	―	$	―
Exercisable at December 31, 2012	―	$	―	―	$	―

There were no stock options issued in the VGE Plan in 2012. The Company recorded $111,000 of compensation expense under the VGE Plan for employee and director stock options for the year ended December 31, 2012. At September 30, 2012, there was no unrecognized compensation costs related to non-vested share-based compensation arrangements under the VGE Plan. At September 30, 2012, 1,350,000 of previously issued stock options were cancelled. There were no options exercised during 2012.

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

The following table sets forth common stock equivalents (potential common stock) at December 31, 2012 and 2011 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2012	2011

Stock Options	―	1,350,000

The following table sets forth the computation of basic and diluted net loss per share for 2011 and 2010, respectively:

	2012	2011
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(4,529,000)	$(7,932,000)
Denominator:
Weighted average shares of common stock outstanding	9,077,807	8,600,000

Net loss per share of common stock, basic and diluted	$(0.50)	$(0.92)

NOTE 9 – OTHER COMMITMENTS AND CONTINGENCIES

Leases

On October 1, 2012, IPA BVI and VGE entered into an office lease agreement with Cindy Chang, spouse of Company president Sung Chang, whereby IPA BVI and VGE would pay to Cindy Chang $1,200 each per month for rent on the Company’s headquarters in Marietta, Georgia. Previously, no rent was charged to either IPA BVI or VGE. Future minimum lease payments due under this lease are as follows: 2013 - $28,800, 2014 - $28,800, 2015 - $28,800, 2016 - $28,800 and 2017 – 21,600. Total future minimum lease payments are $136,800.

Lease on land in the PRC is discussed in Note 1 and Note 3. Rent expense charged to operations for 2012 and 2011 was $39,000 and $31,000, respectively. During 2012, rent expense included $7,200 to a related party (See Note 5).

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

Employment Agreements

On April 19, 2012, the VGE Board of Directors approved new one-year employment agreements beginning June 1, 2012 for Dr. Kukkonen, Mr. Chang and Mr. Muzi. Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi would receive $180,000 per annum. Each of them would also be entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 20 business days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment.

As discussed in Note 11, on September 30, 2012, final agreements were signed related to the separation of VIASPACE and the Company. In the final agreements, Dr. Kukkonen and Mr. Muzi waived any rights they had to their April 19, 2012 one-year employment agreements. The Company has no commitment to Dr. Kukkonen and Mr. Muzi related to these one-year employment agreements.

On September 30, 2012, Mr. Muzi signed a consulting agreement with the Company that will pay Mr. Muzi $5,000 monthly to be the chief financial officer, treasurer and secretary of the Company. This agreement will remain in effect until March 31, 2013, and thereafter will automatically renew each month unless either party terminated the agreement.

NOTE 10 – OPERATING SEGMENTS

The Company evaluates its reportable segments in accordance with FASB ASC Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. At December 31, 2012, the Company’s President, Mr. Sung Hsien Chang, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to FASB ASC Topic 280. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.

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

Information on reportable segments for the years ended December 31, 2012 and 2011 is shown below:

	2012	2011
Revenues:
Framed-Artwork	$3,310,000	$6,631,000
Grass	183,000	15,000
Total	$3,493,000	$6,646,000

Income (Loss) From Operations:
Framed-Artwork	$(3,910,000)	$(5,906,000)
Grass	(912,000)	(1,622,000)
Income (Loss) From Operations	$(4,822,000)	$(7,528,000)

	December 31, 2012	December 31, 2011
Assets:
Framed-Artwork	$4,158,000	$9,308,000
Grass	1,314,000	1,162,000
Total Assets	$5,472,000	$10,470,000

For the year ended December 31, 2012 and 2011, the Company had one customer which made up 93% and 99%, respectively, of our total revenues.

NOTE 11 – RECAPITALIZATION OF VIASPACE GREEN ENERGY

Recapitalization Agreement

Effective September 30, 2012, the Company, VIASPACE, Chang, Stephen Muzi, our chief financial officer, Carl Kukkonen, our former chief executive officer, and Changs, LLC entered into the Recapitalization Agreement (“Recap Agreement”), pursuant to which VIASPACE returned 6,503,920 shares of the Company’s common stock to the Company (representing VIASPACE’s entire ownership of the Company) and the Company issued 8,384,320 shares of the Company’s common stock to Changs, LLC, representing an 80% common share interest in the Company under the terms of the Recap Agreement. As a result, the Company is no longer a subsidiary of VIASPACE. The value of the newly issued shares of $1,880,400 at September 30, 2012 was recorded as a loan to VIASPACE.

In exchange for the shares of the Company’s common stock, Changs, LLC forgave the payment of the Note owed by VIASPACE to Chang in the amount of $5,131,025 plus accrued interest of $626,402. In addition, VIASPACE agreed to reimburse VGE up to $40,000 in legal fees and costs in connection with the negotiation and preparation of the Recap Agreement and other related agreements.

In connection with the Recap Agreement, all parties involved executed a Mutual and Limited Release Agreement, pursuant to which each of the parties released each other from any future claims that may have against the other party. Pursuant to this agreement, the amount that VIASPACE owed to the Company at September 30, 2012, of $2,318,000 was forgiven. As such, the Company wrote the related receivable off, which was accounted for as a capital transaction.

License Agreement

On September 30, 2012, IPA China granted to VGE a reciprocal worldwide license for GKG, not to exceed the rights IPA China had in GKG.  Additionally on September 30, 2012, VIASPACE and VGE entered into a Supply, License and Commercialization Agreement (“License Agreement”) pursuant to which VGE granted to VIASPACE a nontransferable, royalty-bearing exclusive license to commercialize Giant King Grass everywhere in the world other than China and Taiwan. Additionally, the License Agreement allows VIASPACE to use the Giant King Grass intellectual property and VIASPACE Green Energy trade name in connection with its efforts to commercialize Giant King Grass.

VIASPACE agreed that it would not during the term of the License Agreement and for a three-year period thereafter, manufacture, commercialize or otherwise engage in any research or development of a grass or any other product or material having similar or otherwise competitive properties to Giant King Grass.

In accordance with the License Agreement, VGE will provide VIASPACE with Giant King Grass seedlings at an agreed upon price. Further, VIASPACE will pay VGE a royalty of eight percent (8%) on net sales made in its territory. The initial term of the License Agreement is for two years, thereafter, upon the achievement of certain milestones, VIASPACE has the right to renew the agreement for additional two-year terms.

NOTE 12 – FINANCIAL ACCOUNTING DEVELOPMENTS

None.

NOTE 13 – SUBSEQUENT EVENTS

On April 5, 2013, JJ entered into a Payment of Obligation and Limited Release Agreement (the “Agreement”) with VGE, IPA BVI and IPA China, whereby the parties agreed that JJ would give the Company 78,801,687 common shares of VIASPACE Inc., in full satisfaction of the outstanding receivable. The number of common shares given by JJ was determined based on a closing price of $0.0155 of VIASPACE Inc. common stock on that date and had a fair market value of $1,221,426 on the date of the agreement.

