Form 10-Q
period 2013-03-31
VIASPACE Green Energy Inc.
filed 2013-05-15
CIK 1465062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,480,400 shares of $0.001 par value common stock issued and outstanding as of May 13, 2013.

VIASPACE GREEN ENERGY INC.

INDEX

FISCAL QUARTER ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE GREEN ENERGY INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2013	December 31, 2012
ASSETS		*
CURRENT ASSETS:
Cash and equivalents	$192,000	$202,000
Accounts receivable	218,000	305,000
Inventory	425,000	315,000
Prepaid expenses	33,000	32,000
Related party receivables	196,000	166,000
Other current assets	35,000	13,000
TOTAL CURRENT ASSETS	1,099,000	1,033,000

FIXED ASSETS, net	1,067,000	1,082,000

OTHER ASSETS:
Land Use Right, net	619,000	627,000
License to Grass, net	395,000	402,000
Goodwill	602,000	602,000
Related party receivables	1,261,000	1,261,000
Other Assets	897,000	465,000
TOTAL OTHER ASSETS	3,774,000	3,357,000

TOTAL ASSETS	$5,940,000	$5,472,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$408,000	$295,000
Related party payables	29,000	32,000
Accrued expenses	180,000	181,000
TOTAL CURRENT LIABILITIES	617,000	508,000

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,480,400 issued and outstanding in 2013 and 2012	10,000	10,000
Additional paid in capital	17,983,000	17,983,000
Accumulated comprehensive income	432,000	―
Accumulated deficit	(13,102,000)	(13,029,000)
Total stockholders’ equity	5,323,000	4,964,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,940,000	$5,472,000

* Amounts derived from audited financial statements for the year ended December 31, 2012

The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	(Unaudited) Three Months Ended March 31,
	2013	2012
REVENUES	$803,000	$588,000
COST OF REVENUES	551,000	433,000
GROSS PROFIT	252,000	155,000

OPERATING EXPENSES
Operations	23,000	45,000
Selling, general and administrative	308,000	524,000
Total operating expenses	331,000	569,000

LOSS FROM OPERATIONS	(79,000)	(414,000)

OTHER INCOME (EXPENSE)
Other income	7,000	139,000
Total other income	7,000	139,000

LOSS BEFORE INCOME TAXES	(72,000)	(275,000)
Income taxes	―	―

NET LOSS	$(72,000)	$(275,000)

NET LOSS PER SHARE OF COMMON STOCK – Basic and Diluted	$(0.01)	$(0.03)

SHARES USED IN PER SHARE CALCULATIONS – Basic and Diluted	10,480,400	8,600,000

* Less than $0.01 per common share.

The accompanying notes are an integral part of these consolidated financial statements.

4

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
NET LOSS	$(72,000)	$(275,000)

Other Comprehensive Income:
Unrealized gain on marketable securities	432,000	―
Subtotal	432,000	―

COMPREHENSIVE INCOME (LOSS)	$360,000	$(275,000)

The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,000)	$(275,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	28,000	24,000
Amortization	15,000	16,000
Stock option compensation	–	111,000
Non-cash operating expenses	–	18,000
(Increase) decrease in:
Accounts receivable	87,000	(41,000)
Inventory	(110,000)	(27,000)
Related party receivable	(23,000)	19,000
Prepaid expenses	(1,000)	1,000
Other current assets	(22,000)	―
Increase (decrease) in:
Accounts payable	114,000	(29,000)
Related party payable	(10,000)	(19,000)
Accrued expenses	(3,000)	(13,000)
Net cash provided by (used in) operating activities	3,000	(215,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of fixed assets	(13,000)	(19,000)
Net cash used in investing activities	(13,000)	(19,000)

NET DECREASE IN CASH AND EQUIVALENTS	(10,000)	(234,000)
CASH AND EQUIVALENTS, Beginning of period	202,000	944,000
CASH AND EQUIVALENTS, End of period	$192,000	$710,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental Disclosure of Non-Cash Financing for 2012:

•	The Company received capital contribution from VIASPACE Inc. for $18,000 during 2012 representing expenses paid by VIASPACE Inc. on behalf of the Company.

The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE GREEN ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013 (Unaudited) and December 31, 2012 (Audited)

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

We are growing GKG on approximately 226 acres of leased land in China, which serves as a nursery to provide seedlings for large bioenergy projects, a demonstration plantation for potential partners and customers to visit, to provide samples for testing by potential customers, and as a grass source for our own pellet products.

Corporate History – VGE was formed on July 1, 2008. Prior to October 21, 2008, VGE was 100% owned by VIASPACE Inc. (“VIASPACE”) and had no active operations. On October 21, 2008, the majority shareholder of IPA BVI and IPA China, Sung Hsien Chang (“Chang”), entered into a Securities Purchase Agreement (the "Purchase Agreement") with VGE, VIASPACE and China Gate Technology Co., Ltd., a Brunei Darussalam company ("China Gate"). Under the Purchase Agreement, VGE acquired 100% of IPA BVI and the entire equity interest of IPA China from Chang. In exchange, VIASPACE agreed to pay approximately $16 million in cash and newly issued shares of VIASPACE and VGE stock. In addition, VIASPACE issued shares of its common stock to China Gate for China Gate’s sublicense of certain grass technology to IPA China. As discussed in Note 11, on September 30, 2012, VIASPACE, VGE and Chang entered into a recapitalization agreement whereby VIASPACE returned the shares it owned in VGE back to VGE, and VGE subsequently issued 8,384,320 shares to Changs, LLC, a limited liability company controlled by Chang. These shares represented 80% of the outstanding shares of VGE. The shares were issued to Changs, LLC during the fourth quarter of 2012. As of December 31, 2012, VIASPACE owned 0% of the outstanding common shares of the Company. As of December 31, 2012, Changs, LLC owned 80% of the outstanding shares of the Company.

Liquidity Footnote - At March 31, 2013, the Company had cash and cash equivalents of $192,000 and an accumulated deficit of $13,102,000. Management anticipates that the artwork segment will continue to be profitable in 2013 with revenue continuing at the same level as 2012. The profits generated by the artwork segment are used for the corporate expenses of the Company and to expand the grass business. In addition, revenue from pellet sales, which began in the fourth quarter of 2012, is expected to increase in 2013. Pellet sales have high margins, which will have a positive impact on the profitability of the Company. The Company believes profits generated from the artwork and pellet sales will be adequate to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months.

Basis of Presentation - The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of determining the allowance for doubtful accounts, estimated lives of property and equipment and intangibles, and long-lived asset impairments. Actual results and outcomes may materially differ from management’s estimates and assumptions.

Reclassifications of prior year’s data have been made to conform to 2013 classifications. Such classifications had no effect on net income (loss) reported in the consolidated statements of operations.

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company sells framed artwork and energy pellets generally without requiring collateral. The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of ability to make payments, additional allowances may be required. No bad debt expense was recorded for the three months ended March 31, 2013 or 2012.

Recent Accounting Standards - In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, an amendment to FASB ASC Topic 350, Intangibles—Goodwill and Other (“ASU 2012-02”). The update provides an entity with the option first to assess qualitative factors in determining whether it is more likely than not that the indefinite-lived intangible asset is impaired. After assessing the qualitative factors, if an entity determines that it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity is not required to take further action. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted. The adoption of ASU 2012-02 did not have a significant impact on our condensed consolidated financial statements.

During February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. ASU 2013-02 requires prospective adoption and affects financial statement disclosures only. For public entities, the new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a significant impact on our condensed consolidated financial statements.

Subsequent Events - We have evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, we are not aware of any events or transactions (other than those disclosed elsewhere) that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in our consolidated financial statements.

NOTE 2 – INVENTORY

Inventory is stated at the lower of cost or market.  Cost is determined using the average cost method.  Market is determined using net realizable value.  The Company writes down its inventory for estimated obsolescence, excess quantities and other factors in evaluating net realizable value.

The following is a summary of inventory at March 31, 2013:

	Raw	Finished
	Materials	Goods	Total
Framed-Artwork	$425,000	$–	$425,000
Total	$425,000	$–	$425,000

The following is a summary of inventory at December 31, 2012:

	Raw Materials	Finished Goods	Total
Framed-Artwork	$315,000	$–	$315,000
Total	$315,000	$–	$315,000

NOTE 3 – FIXED ASSETS

Fixed assets are comprised of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Building	$800,000	$800,000
Machinery and equipment	563,000	551,000
Office equipment	81,000	80,000
Vehicles	225,000	225,000
Total fixed assets	1,669,000	1,656,000
Less: Accumulated depreciation	602,000	574,000
Fixed assets, net	$1,067,000	$1,082,000

Depreciation was $28,000 and $24,000 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 4 – LAND USE RIGHT

Land use right is composed of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Land use right	$864,000	$864,000
Less: Accumulated amortization	245,000	237,000
Land use right, net	$619,000	$627,000

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

Amortization was $8,000 and $10,000 for the three months ended March 31, 2013 and 2012, respectively. After the final payment is made on the new land lease in 2013, the amortization for the next five years from March 31, 2013 will be: 2014 - $71,000; 2015 - $85,000; 2016 - $85,000; 2017 - $85,000; and 2018 - $81,000.

NOTE 5 – INTANGIBLE ASSETS

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

Amortization was $7,000 and $6,000 the three months ended March 31, 2013 and 2012, respectively. The amortization expense for the next five years from March 31, 2013 will be $25,000 in each year.

License to Grass is composed of the following at March 31, 2013 and December 31, 2012:

	2013	2012
License to Grass	$507,000	$507,000
Less: Accumulated amortization	112,000	105,000
License to Grass, net	$395,000	$402,000

Goodwill

VGE acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition. As part of the Company’s annual impairment review as of December 31, 2012 and December 31, 2011, a $4,413,000 and $7,307,000, respectively, goodwill impairment charge was recorded within the Company’s framed-artwork reportable segment due to lower than expected revenue and operating income growth. Goodwill was $602,000 at March 31, 2013 and December 31, 2012.

NOTE 6 – COMMON SHARES HELD OF VIASPACE

The Company owns common shares of VIASPACE Inc., a company trading on the OTC Capital Markets under the stock ticker symbol “VSPC”. Prior to the separation of the Company from VIASPACE on September 30, 2012, the Company accounted for the common shares it held in VIASPACE, its parent company, on a cost basis. Subsequent to the separation, the Company has determined that its VSPC shares are available-for-sale securities in accordance with ASC Topic 320-10-35-1, therefore unrealized holding gains and losses are reported as a component of accumulated other comprehensive loss until realized.

As of March 31, 2013, the Company owned 56,889,650 shares in VSPC, with an estimated fair value of $887,000, which is based on the closing price of VSPC’s common stock on March 28, 2012, and falls under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. During the three months ended March 31, 2013, the Company recorded an unrealized holding gain of approximately $432,000, before taxes, as a component of accumulated other comprehensive loss on the condensed consolidated balance sheet.

Below is a summary of changes in the Company’s investment in VSPC for the three months ended March 31, 2013:

Balance as of January 1, 2013	$455,000
Unrealized holding gain	432,000
Balance as of March 31, 2013	$887,000

NOTE 7 – RELATED PARTIES

Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Related Party Receivables

Included in the Company’s consolidated balance sheets at March 31, 2013 and December 31, 2012 are Related Party Receivables and Payables. The Related Party Receivables and Payables are detailed below. Sung Hsien Chang is a director and president of the Company and CEO of IPA China and IPA BVI. As of March 31, 2013 and December 31, 2012, the Company had a receivable due from JJ International Inc. (“JJ”), a company owned by Sung Hsien Chang in the amount of $1,275,000 and $1,241,000, respectively. This balance consists of the following:

•	Loan made to JJ by IPA BVI in the amount of $400,000 outstanding at March 31, 2013 and December 31, 2012.

•	Advances made to JJ by IPA BVI and VGE. These advances are reduced by expenses that JJ pays on behalf of IPA BVI and VGE. As of December 31, 2012, included in the Due from JJ receivable shown below are net advances made to JJ in the amount of $20,000. For the quarter ended March 31, 2013, IPA BVI and VGE advanced $23,000 to JJ and JJ paid expenses of $61,000 on behalf of IPA-BVI and VGE, respectively, resulting in a net amount due to JJ of $17,000, which is included in the related party payables below. .

•	Interest accruing on the loan receivable and other outstanding balances due to IPA BVI. For the three months ended March 31, 2013 and 2012, the Company recorded interest income from JJ in the amount of $0 and $10,000, respectively, which is included in Other Income in the Company’s Consolidated Statements of Operations. As of March 31, 2013 and December 31, 2012, included in the Due from JJ receivable shown below is cumulative interest charged to JJ in the amount of $176,000.

•	IPA China recorded revenues of $53,000 and $7,000 for sales made to JJ for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, included in the Due from JJ receivable are trade receivables of $699,000 and $645,000, respectively.

The following table represents a summary of Related Party Receivables at March 31, 2013 and December 31, 2012:

	2013	2012
Short Term
Due from JJ International	$54,000	$20,000
Due from employee of IPA China	142,000	146,000
Total short term	196,000	166,000
Long Term
Due from JJ International	1,221,000	1,221,000
Due from VIASPACE	40,000	40,000
Total long term	1,261,000	1,261000
Total short term and long term	$1,457,000	$1,427,000

On April 5, 2013, JJ entered into a Payment of Obligation and Limited Release Agreement (the “Agreement”) with VGE, IPA BVI and IPA China, whereby the parties agreed that JJ would give the Company 78,801,687 common shares of VIASPACE Inc., in full satisfaction of certain outstanding receivables in the amount of $1,221,000. The number of common shares given by JJ was determined based on a closing price of $0.0155 of VIASPACE Inc. common stock on the date of the agreement. Receivables relating to JJ in the amount of $1,221,000 have been classified as long term with the remaining amount as current.

Additionally, VIASPACE has agreed to pay the Company $40,000 as reimbursement for legal fees and costs in connection with the separation of the Company and VIASPACE. This amount is due by September 30, 2014.

Related Party Payables

The following table is a summary of Related Party Payables at March 31, 2013 and December 31, 2012:

	2013	2012
Due to employee of IPA China	$12,000	$23,000
Due to Cindy Chang	―	9,000
Due to JJ International	17,000	―
Total	$29,000	$32,000

On October 1, 2012, IPA BVI and VGE entered into an office lease agreement with Cindy Chang whereby IPA BVI and VGE would pay to Cindy Chang $1,200 each per month for rent on the Company’s headquarters in Marietta, Georgia. For the year ended December 31, 2012, the Company recorded rent expense of $7,200 under this lease. See Note 11.

NOTE 8 – INCOME TAXES

IPA China Income Taxes

IPA China is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.  The Company had no income tax expense for the three months ended March 31, 2013 and 2012.

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

NOTE 9 – STOCK INCENTIVE PLAN

On June 2, 2009, the Board of VGE adopted the VIASPACE Green Energy Inc. 2009 Stock Incentive Plan (the “VGE Plan”). The VGE Plan was also approved by the holders of a majority of the Company’s common stock. The VGE Plan provided for the reservation for issuance under the plan of 1,400,000 shares of VGE common stock.

The VGE Plan is designed to provide additional incentive to employees, directors and consultants of the Company through the awarding of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards. The VGE Board administers the VGE Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the VGE Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over a period determined by the VGE Board of Directors. 1,400,000 shares were available for future grant at March 31, 2013. There were no stock options issued or cancelled during 2013.

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

There were no stock options issued in the VGE Plan in 2013. The Company recorded $0 of compensation expense under the VGE Plan for employee and director stock options for the three months ended March 31, 2013. At March 31, 2013, there was no unrecognized compensation costs related to non-vested share-based compensation arrangements under the VGE Plan.

NOTE 10 – NET INCOME (LOSS) PER SHARE

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

Common stock equivalents shown for March 31, 2013 and 2012 are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated. For income per share calculations, the common stock equivalents are included in the income per share calculation.

	2013	2012
Stock Options	―	1,350,000

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2013 and 2012, respectively:

	2013	2012
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(72,000)	$(275,000)
Denominator:
Weighted average shares of common stock outstanding	10,480,400	8,600,000

Net income loss per share of common stock, basic and diluted	$(0.01)	$(0.03)

NOTE 11 – OTHER COMMITMENTS AND CONTINGENCIES

Leases

On October 1, 2012, IPA BVI and VGE entered into an office lease agreement with Cindy Chang, spouse of Company president Sung Chang, whereby IPA BVI and VGE would each pay to Cindy Chang $1,200 each per month for rent on the Company’s headquarters in Marietta, Georgia. Previously, no rent was charged to either IPA BVI or VGE. See Note 7. Future minimum lease payments due under this lease for the next five years from March 31, 2013 will be: 2014 - $28,800, 2015 - $28,800, 2016 - $28,800, 2017 - $28,800 and 2018 – $14,400. Total future minimum lease payments are $129,600. For the three months ended March 31, 2013, $7,200 was charged to rent expense.

Lease on land in the PRC is discussed in Note 1 and Note 4. Rent expense charged to operations for the three months ended March 31, 2013 and 2012 was $15,000 and $8,000, respectively.

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

Employment Agreements

On September 30, 2012, Mr. Muzi signed a consulting agreement with VGE that will pay Mr. Muzi $5,000 monthly to serve as the chief financial officer, treasurer and secretary of the Company. This agreement will remain in effect until March 31, 2013, and thereafter will automatically renew each month unless either party terminated the agreement.

NOTE 12 – OPERATING SEGMENTS

The Company evaluates its reportable segments in accordance with FASB ASC Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. As of March 31, 2013, the Company’s President, Sung Hsien Chang, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to FASB ASC Topic 280. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.

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

Information on reportable segments for the three months ended March 31, 2013 and 2012 are shown below:

	2013	2012
Revenues:
Framed-Artwork	$783,000	$577,000
Grass	20,000	11,000
Total	$803,000	$588,000

Income (Loss) From Operations:
Framed-Artwork	$107,000	$30,000
Grass	(186,000)	(444,000)
Loss From Operations	$(79,000)	$(414,000)

	March 31, 2013	December 31, 2012
Assets:
Framed-Artwork	$4,612,000	$4,158,000
Grass	1,328,000	1,314,000
Total Assets	$5,940,000	$5,472,000

For the three months ended March 31, 2013 and 2012, the Company had one customer which made up 91% and 97%, respectively, of our total revenues.

NOTE 13 – SUBSEQUENT EVENTS

On April 5, 2013, JJ entered into a Payment of Obligation and Limited Release Agreement (the “Agreement”) with VGE, IPA BVI and IPA China, whereby the parties agreed that JJ would give the Company 78,801,687 common shares of VIASPACE Inc., in full satisfaction of certain outstanding receivables. The number of common shares given by JJ was determined based on a closing price of $0.0155 of VIASPACE Inc. common stock on that date and had a fair market value of $1,221,426 on the date of the agreement. See Note 5.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion contains certain statements that may constitute “forward-looking statements.” Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Our future results may differ materially from those currently anticipated depending on a variety of factors, including those described below under “Item 1A, Risk Factors” and our other filings with the Securities and Exchange Commission (“SEC”).  The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto that appear elsewhere in this Report and in conjunction with our 2012 Annual Report on Form 10-K as filed with the SEC.

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

We are growing GKG on approximately 226 acres of leased land in China, which serves as a nursery to provide seedlings for large bioenergy projects, a demonstration plantation for potential partners and customers to visit, to provide samples for testing by potential customers, and as a grass source for our own pellet products.

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

Basis of Presentation

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period.  On an ongoing basis, our management evaluates its estimates, which are based on historical experience and on various other assumptions believed to be reasonable under the circumstances.  The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions.  The accounting policies discussed below require significant management judgments and estimates.

Revenue Recognition

IPA BVI, IPA China and VGE have generated revenues on product shipments from artwork sales and energy pellet sales made from our Giant King Grass. In accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”, codified in FASB ASC Topic 605, IPA recognizes product revenue provided (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured.  Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments.  Our standard shipping terms are free on board shipping point.  Some of our products are sold in the PRC and are subject to Chinese value-added tax.  This VAT may be offset by VAT paid by us on raw materials and other materials included in the cost of producing their finished product.  Revenue is recorded net of VAT taxes.

Use of Estimates

Our management bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources.  There is no assurance actual results will not differ from these estimates.

Goodwill Impairment

In accordance with FASB ASC 350-20-35, “Intangibles - Goodwill and Other”, management tests our goodwill for impairment annually, or more frequently if events or changes in circumstances suggest that the carrying amount may not be recoverable. As part of management’s annual impairment review as of December 31, 2012 and December 31, 2011, a $4,413,000 and $7,307,000, respectively, goodwill impairment charge was recorded within our framed-artwork reportable segment due to lower than expected revenue and operating income growth. Goodwill was $602,000 at March 31, 2013 and December 31, 2012.

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

When management determines that one or more impairment indicators are present for an asset group, we compare the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows, an impairment loss is recognized for the excess of the carrying amount of the asset group over its fair value. Our management has concluded that there were no impairment indicators relating to long-lived assets as of the end of fiscal years 2012 and 2011.

Results of Operations

Revenues

Revenues were $803,000 and $588,000 for the three months ended March 31, 2013 and 2012, respectively, an increase of $215,000, or 37%, due to increased customer orders for artwork in the US. Approximately $783,000 of revenues recorded during the three months ended March 31, 2013 are from framed artwork sales and $20,000 of revenues are from grass related sales.  For the three months ended March 31, 2012, framed artwork sales were $577,000 and grass related revenues were $11,000.

Cost of Revenues

Cost of revenues were $551,000 and $433,000 for the three months ended March 31, 2013 and 2012, respectively, an increase of $118,000, or 27%.  Cost of revenues in producing framed artwork were $547,000 and $423,000 for the three months ended March 31, 2013 and 2012, respectively.  Cost of revenues in grass related sales were $4,000 and $10,000 for 2013 and 2012, respectively.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended March 31, 2013 compared to the same period in 2012 was an increase in gross profit from $155,000 (gross margin of 26%) for the three months ended March 31, 2012 to $252,000 (gross margin of 31%) for the three months ended March 31, 2013, an increase of $97,000, or 63%.

Operations Expenses

Operations expenses were $23,000 and $45,000 for the three months ended March 31, 2013 and 2012, respectively, a decrease of $22,000.  Operations expenses are composed salaries, consulting, plantation costs, travel costs, depreciation, fertilizer, maintenance, utilities and fuel costs associated with growing Giant King Grass.  The decrease is primarily due to lower payroll expenses as well as a decrease in plantation costs because the Company is no longer paying the costs for a test plot growing Giant King Grass in the US.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $308,000 and $524,000 for the three months ended March 31, 2013 and 2012, respectively, a decrease of $216,000, or 41%.

Payroll and benefits decreased $69,000 in the three months ended March 31, 2013 due to lower compensation levels in 2012 due to the Company not paying compensation for a chief executive officer as a result of the separation from VIASPACE. Stock option compensation expense decreased $111,000 in 2013 as compared with 2012 since stock options completed vesting in the first quarter of 2012 and that was the only period of 2012 with stock option compensation expense. Travel costs decreased $14,000 in 2013 as compared with 2012 due to no travel costs incurred by the Company’s former Chief Executive Officer in 2013. Other selling, general and administrative expenses, net, decreased by $22,000 during the three months ended March 31, 2013 compared to the same period in 2012.

Income (Loss) from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in the loss from operations from $414,000 for the three months ended March 31, 2012 to a loss from operations of $79,000 for the three months ended March 31, 2013, a decrease of $335,000.

Of the total amounts, the framed artwork segment had increased income from operations of $77,000 for the three months ended March 31, 2013 compared to the same period in 2012. The grass segment had a decreased loss from operations of $258,000 for the three months ended March 31, 2013 compared to the same period in 2012.

Liquidity and Capital Resources

The Company’s net loss for the three months ended March 31, 2013 was $72,000.   Non-cash expenses totaled $43,000 for the three months ended March 31, 2013 composed of depreciation expense of $28,000 and amortization expense of $15,000.   Related party receivables and payables, net, used $33,000 of cash from operating activities. Working capital provided $65,000 in 2013.  Total net cash provided by operating activities was $3,000 for the three months ended March 31, 2013.

Net cash used in investing activities was $13,000 for 2012.  Capital expenditures of $12,000 were incurred by the Company related to equipment used for its GKG business and $1,000 for equipment in its framed artwork business.

The Company expects cash on hand as of March 31, 2013 and future operating cash flow to fund operations for a minimum of the next twelve months, and as such, the Company has no immediate need for additional outside financing.  However, if revenue forecasts are not met or if future operating expenses or capital requirements increase beyond our control; the Company may need to seek additional cash resources through the sale of equity securities or debt securities.

Contractual Obligations

The Company does not have any other major outstanding contractual obligations except for the following:

Employment Agreements

On September 30, 2012, Mr. Muzi signed a consulting agreement with VGE that will pay Mr. Muzi $5,000 monthly to serve as the chief financial officer, treasurer and secretary of the Company. This agreement will remain in effect until March 31, 2013, and thereafter will automatically renew each month unless either party terminated the agreement.

Inflation and Seasonality

We have not experienced material inflation during the past five years.  Seasonality has historically not had a material effect on our operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of March 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

For the period ended March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2012. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of March 31, 2013.

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, other than as set forth below:

Risks Related To Our Business

Substantially all of our revenues to date have been to one customer, the loss of which could result in a severe decline in revenues.

For the three months ended March 31, 2013 and 2012, the Company had one customer which made up 91% and 97%, respectively, of our total revenues.  We believe that this trend of revenues to one customer will continue in the near future. A loss of any customer by the Company, and in particular, our leading customer, could significantly reduce recognized revenues.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
99.1	Temporary Hardship Exemption Provided by Rule 201 *
101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
101.LAB	XBRL Label Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **

*	Filed herewith.
**	To be filed by amendment per Rule 201 of Regulation S-T.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE GREEN ENERGY INC. (Registrant)

Date: May 15, 2013	By:	/s/ SUNG HSIEN CHANG
Sung Hsien Chang
President (Principal Executive Officer)

Date: May 15, 2013	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer (Principal Financial and Accounting Officer)

