Form 10-Q
period 2013-06-30
VIASPACE Green Energy Inc.
filed 2013-08-12
CIK 1465062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,480,400 shares of $0.001 par value common stock issued and outstanding as of August 12, 2013.

VIASPACE GREEN ENERGY INC.

INDEX

FISCAL QUARTER ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE GREEN ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and equivalents	$40,000	$202,000
Accounts receivable	480,000	305,000
Inventory	373,000	315,000
Prepaid expenses	32,000	32,000
Related party receivables	216,000	166,000
Other current assets	29,000	13,000
TOTAL CURRENT ASSETS	1,170,000	1,033,000

FIXED ASSETS, net	1,065,000	1,082,000

OTHER ASSETS:
Land use right, net	611,000	627,000
License to grass, net	389,000	402,000
Goodwill	602,000	602,000
Related party receivables	40,000	1,261,000
Marketable securities	1,750,000	455,000
Other assets	10,000	10,000
TOTAL OTHER ASSETS	3,402,000	3,357,000

TOTAL ASSETS	$5,637,000	$5,472,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$403,000	$295,000
Related party payables	12,000	32,000
Accrued expenses	232,000	181,000
TOTAL CURRENT LIABILITIES	647,000	508,000

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,480,400 issued and outstanding in 2013 and 2012	10,000	10,000
Additional paid-in capital	17,983,000	17,983,000
Accumulated other comprehensive income	88,000	―
Accumulated deficit	(13,091,000)	(13,029,000)
Total stockholders’ equity	4,990,000	4,964,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,637,000	$5,472,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES	$945,000	$985,000	$1,694,000	$1,566,000
REVENUES - RELATED PARTIES	10,000	37,000	64,000	44,000
TOTAL REVENUE	955,000	1,022,000	1,758,000	1,610,000
COST OF REVENUES	614,000	694,000	1,165,000	1,127,000
GROSS PROFIT	341,000	328,000	593,000	483,000

OPERATING EXPENSES
Operations	34,000	53,000	57,000	98,000
Selling, general and administrative	294,000	289,000	602,000	813,000
Total operating expenses	328,000	342,000	659,000	911,000

INCOME (LOSS) FROM OPERATIONS	13,000	(14,000)	(66,000)	(428,000)

OTHER INCOME (EXPENSE)
Other expense	(9,000)	―	(8,000)	―
Other income	6,000	20,000	12,000	159,000
Total other income (expense)	(3,000)	20,000	4,000	159,000

INCOME (LOSS) BEFORE INCOME TAXES	10,000	6,000	(62,000)	(269,000)
Income taxes	―	―	―	―

NET INCOME (LOSS)	$10,000	$6,000	$(62,000)	$(269,000)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK – Basic and Diluted	$0.00	$0.00	$(0.01)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – Basic	10,480,400	8,600,000	10,480,400	8,600,000
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – Diluted	10,480,400	9,950,000	10,480,400	8,600,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET INCOME (LOSS)	$10,000	$6,000	$(62,000)	$(269,000)

Other Comprehensive Income:
Unrealized (loss) gain on marketable securities	(358,000)	―	74,000	―
Foreign currency translation	14,000	―	14,000	―
Subtotal	(344,000)	―	88,000	―

COMPREHENSIVE (LOSS) INCOME	$(334,000)	$6,000	$26,000	$(269,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2013		2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(62,000)		$(269,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		58,000		52,000
Amortization		29,000		30,000
Stock option compensation		―		111,000
Non-cash payroll expenses paid by VIASPACE Inc. allocated to Company		―		50,000
(Increase) decrease in operating assets and liabilities:
Accounts receivable		(175,000)		(74,000)
Inventory		(58,000)		(18,000)
Related party receivable		(50,000)		(209,000)
Prepaid expenses		(16,000)		4,000
Accounts payable		108,000		(2,000)
Related party payable		(20,000)		(30,000)
Accrued expenses		51,000		9,000
Net cash used in operating activities		(135,000)		(346,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets		(41,000)		(89,000)
Net cash used in investing activities		(41,000)		(89,000)

Effect of exchange rate on cash and equivalents		14,000		―

NET DECREASE IN CASH AND EQUIVALENTS		(162,000)		(435,000)
CASH AND EQUIVALENTS, Beginning of period		202,000		944,000
CASH AND EQUIVALENTS, End of period		$40,000		$509,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$	―	$	―
Income taxes		―		―

Noncash Investing and Financing Activities:
Change in fair value of available-for-sale securities		$74,000	$	―
Available-for-sale securities received for related party receivable		1,221,000		―

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIASPACE GREEN ENERGY INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – COMMON SHARES HELD OF VIASPACE

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

On April 5, 2013, JJ International Inc. (“JJ”), a related party of the Company discussed in Note 7, entered into a Payment of Obligation and Limited Release Agreement (the “Agreement”) with VGE, IPA BVI and IPA China, whereby the parties agreed that JJ would give the Company 78,801,687 common shares of VIASPACE Inc., in full satisfaction of certain outstanding receivables. The number of common shares given by JJ was determined based on a closing price of $0.0155 of VIASPACE Inc. common stock on that date and had a fair market value of $1,221,426 on the date of the Agreement.

As of June 30, 2013, the Company owned 135,691,337 shares in VSPC, with an estimated fair value of $1,750,000, which is based on the closing price of VSPC’s common stock on June 30, 2013, and falls under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. During the three months ended June 30, 2013, the Company recorded an unrealized holding loss of approximately $358,000, as a component of accumulated other comprehensive loss on the condensed consolidated balance sheet. During the six months ended June 30, 2013, the Company recorded an unrealized holding gain of approximately $74,000, as a component of accumulated other comprehensive loss on the condensed consolidated balance sheet.

Below is a summary of changes in the Company’s investment in VSPC for the three months ended June 30, 2013:

Balance as of January 1, 2013	$455,000
Additional shares transferred to Company at fair market value	1,221,000
Subtotal	1,676,000
Unrealized holding gain	74,000
Balance as of June 30, 2013	$1,750,000

NOTE 3 – RELATED PARTIES

Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Related Party Receivables

Included in the Company’s consolidated balance sheets at June 30, 2013 and December 31, 2012 are Related Party Receivables and Payables. The Related Party Receivables and Payables are detailed below. Sung Hsien Chang is a director and president of the Company and CEO of IPA China and IPA BVI. As discussed in Note 6, JJ paid down $1,221,426 of the amount owed to the Company on April 5, 2013 with shares of VSPC common stock. As of June 30, 2013 and December 31, 2012, the Company had a receivable due from JJ International Inc. (“JJ”), a company owned by Sung Hsien Chang in the amount of $67,000 and $1,241,000, respectively. This balance consists of the following:

•	Loan made to JJ by IPA BVI in the amount of $0 and $400,000 at June 30, 2013 and December 31, 2012, respectively.

•	Advances made to JJ by IPA BVI and VGE. These advances are reduced by expenses that JJ pays on behalf of IPA BVI and VGE. As of June 30, 2013 and December 31, 2012, included in the Due from JJ receivable shown below are net advances made to JJ in the amount of $3,000 and $20,000, respectively. Additionally, at June 30, 2013 is $12,000 owed by IPA BVI to JJ which is included in the related party payables summary below.

•	Interest accruing on the loan receivable and other outstanding balances due to IPA BVI. For the three months ended June 30, 2013 and 2012, the Company recorded interest income from JJ in the amount of $0 and $9,000, respectively, which is included in Other Income in the Company’s Consolidated Statements of Operations. For the six months ended June 30, 2013 and 2012, the Company recorded interest income from JJ in the amount of $0 and $19,000, respectively, which is included in Other Income in the Company’s Consolidated Statements of Operations. As of June 30, 2013 and December 31, 2012, included in the Due from JJ receivable shown below is cumulative interest charged to JJ in the amount of $0 and $176,000, respectively.

•	IPA China recorded revenues of $10,000 and $37,000 for sales made to JJ for the three months ended June 30, 2013 and 2012, respectively. IPA China recorded revenues of $64,000 and $44,000 for sales made to JJ for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, included in the Due from JJ receivable are trade receivables of $64,000 and $645,000, respectively.

The following table represents a summary of Related Party Receivables at June 30, 2013 and December 31, 2012:

	2013	2012
Short Term
Due from JJ International	$67,000	$20,000
Due from employee of IPA China	149,000	146,000
Total short term	216,000	166,000
Long Term
Due from JJ International	―	1,221,000
Due from VIASPACE	40,000	40,000
Total long term	40,000	1,261,000
Total short term and long term	$256,000	$1,427,000

VIASPACE has agreed to pay the Company $40,000 as reimbursement for legal fees and costs in connection with the separation of the Company and VIASPACE. This amount is due by September 30, 2014.

Related Party Payables

The following table is a summary of Related Party Payables at June 30, 2013 and December 31, 2012:

	2013		2012
Due to employee of IPA China	$	―	$23,000
Due to Cindy Chang			9,000
Due to JJ International		12,000	―
Total		$12,000	32,000

On October 1, 2012, IPA BVI and VGE entered into an office lease agreement with Cindy Chang whereby IPA BVI and VGE would pay to Cindy Chang $1,200 each per month for rent on the Company’s headquarters in Marietta, Georgia. For the three and six months ended June 30, 2013, the Company recorded rent expense of $7,200 and $14,400, respectively, under this lease.

NOTE 4 – OPERATING SEGMENTS

The Company evaluates its reportable segments in accordance with FASB ASC Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. As of June 30, 2013, the Company’s President, Sung Hsien Chang, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to FASB ASC Topic 280. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.

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

Information on reportable segments for the three and six months ended June 30, 2013 and 2012 are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Framed-Artwork	$954,000	$1,022,000	$1,737,000	$1,599,000
Grass	1,000	―	21,000	11,000
Total	$955,000	$1,022,000	$1,758,000	$1,610,000
Income (Loss) From Operations:
Framed-Artwork	$200,000	$211,000	$307,000	$241,000
Grass	(187,000)	(225,000)	(373,000)	(669,000)
Income (Loss) From Operations	$13,000	$(14,000)	$(66,000)	$(428,000)

	June 30, 2013	December 31, 2012
Assets:
Framed-Artwork	$4,334,000	$4,158,000
Grass	1,303,000	1,314,000
Total Assets	$5,637,000	$5,472,000

For the three months ended June 30, 2013 and 2012, the Company had one customer which made up 99% and 96%, respectively, of our total revenues. For the six months ended June 30, 2013 and 2012, the Company had one customer which made up 96% and 96%, respectively, of our total revenues.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to June 30, 2012

Revenues

Revenues were $955,000 and $1,022,000 for the three months ended June 30, 2013 and 2012, respectively, a decrease of $67,000, or 7%, due to lower customer orders for artwork in the US. Approximately $954,000 of revenues recorded during the three months ended June 30, 2013 are from framed artwork sales and $1,000 of revenues are from grass related sales.  For the three months ended June 30, 2012, framed artwork sales were $1,022,000 and there were no grass related revenues.

Cost of Revenues

Costs of revenues were $614,000 and $694,000 for the three months ended June 30, 2013 and 2012, respectively, a decrease of $80,000, or 12%.  Cost of revenues in producing framed artwork were $613,000 and $694,000 for the three months ended June 30, 2013 and 2012, respectively.  Cost of revenues in grass related sales were $1,000 for the three months ended June 30, 2013.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended June 30, 2013 compared to the same period in 2012 was an increase in gross profit from $328,000 (gross margin of 32%) for the three months ended June 30, 2012 to $341,000 (gross margin of 36%) for the three months ended June 30, 2013, an increase of $13,000, or 4%.

Operations Expenses

Operations expenses were $34,000 and $53,000 for the three months ended June 30, 2013 and 2012, respectively, a decrease of $19,000.  Operations expenses are composed salaries, consulting, plantation costs, travel costs, depreciation, fertilizer, maintenance, utilities and fuel costs associated with growing Giant King Grass.  The decrease is primarily due to lower payroll expenses as well as a decrease in plantation costs because the Company is no longer paying the costs for a test plot growing Giant King Grass in the US.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $294,000 and $289,000 for the three months ended June 30, 2013 and 2012, respectively, an increase of $5,000, or 2%.

Payroll and benefits decreased $17,000 in the three months ended June 30, 2013 due to lower compensation levels in 2013 due to the Company not paying compensation for a chief executive officer as a result of the separation from VIASPACE. Accounting fees increased $12,000 in 2013 as compared with 2012 due to higher audit fees. Rent increased $8,000 during 2013 as compared to 2012 as the Company is now paying rent on its offices in Marietta, Georgia. Other selling, general and administrative expenses, net, increased by $2,000 during the three months ended June 30, 2013 compared to the same period in 2012.

Income (Loss) from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in the loss from operations from $14,000 for the three months ended June 30, 2012 to income from operations of $13,000 for the three months ended June 30, 2013, an increase of $27,000.

Of the total amounts, the framed artwork segment had decreased income from operations of $11,000 for the three months ended June 30, 2013 compared to the same period in 2012. The grass segment had a decreased loss from operations of $38,000 for the three months ended June 30, 2013 compared to the same period in 2012.

Six Months Ended June 30, 2013 Compared to June 30, 2012

Revenues

Revenues were $1,758,000 and $1,610,000 for the six months ended June 30, 2013 and 2012, respectively, an increase of $148,000, or 9%, due to higher customer orders for artwork in the US. Approximately $1,737,000 of revenues recorded during the six months ended June 30, 2013 are from framed artwork sales and $21,000 of revenues are from grass related sales.  For the six months ended June 30, 2012, framed artwork sales were $1,599,000 and $11,000 of revenues were from grass related sales.

Cost of Revenues

Costs of revenues were $1,165,000 and $1,127,000 for the six months ended June 30, 2013 and 2012, respectively, an increase of $38,000, or 3%.  Cost of revenues in producing framed artwork were $1,160,000 and $1,117,000 for the six months ended June 30, 2013 and 2012, respectively.  Cost of revenues in grass related sales were $5,000 for the six months ended June 30, 2013 and $10,000 for the six months ended June 30, 2012.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the six months ended June 30, 2013 compared to the same period in 2012 was an increase in gross profit from $483,000 (gross margin of 30%) for the six months ended June 30, 2012 to $593,000 (gross margin of 34%) for the six months ended June 30, 2013, an increase of $110,000, or 23%.

Operations Expenses

Operations expenses were $57,000 and $98,000 for the six months ended June 30, 2013 and 2012, respectively, a decrease of $41,000.  Operations expenses are composed salaries, consulting, plantation costs, travel costs, depreciation, fertilizer, maintenance, utilities and fuel costs associated with growing Giant King Grass.  The decrease is primarily due to lower payroll expenses as well as a decrease in plantation costs because the Company is no longer paying the costs for a test plot growing Giant King Grass in the US.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $602,000 and $813,000 for the six months ended June 30, 2013 and 2012, respectively, a decrease of $211,000, or 26%.

Payroll and benefits decreased $86,000 in the six months ended June 30, 2013 due to lower compensation levels in 2013 due to the Company not paying compensation for a chief executive officer as a result of the separation from VIASPACE. Stock option compensation expense decreased $111,000 in 2013 as compared with 2012 since stock options completed vesting in the first quarter of 2012 and that was the only period of 2012 with stock option compensation expense. Travel costs decreased $18,000 in 2013 as compared with 2012 due to no travel costs incurred by the Company’s former Chief Executive Officer in 2013. Accounting fees increased $8,000 in 2013 as compared with 2012 due to higher audit fees. Rent increased $15,000 during 2013 as compared to 2012 as the Company is now paying rent on its offices in Marietta, Georgia. Other selling, general and administrative expenses, net, decreased by $19,000 during the six months ended June 30, 2013 compared to the same period in 2012.

Income (Loss) from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in the loss from operations from $428,000 for the six months ended June 30, 2012 to loss from operations of $66,000 for the six months ended June 30, 2013, a decrease of $362,000.

Of the total amounts, the framed artwork segment had increased income from operations of $66,000 for the six months ended June 30, 2013 compared to the same period in 2012. The grass segment had a decreased loss from operations of $296,000 for the six months ended June 30, 2013 compared to the same period in 2012.

Liquidity and Capital Resources

The Company’s net loss for the six months ended June 30, 2013 was $62,000.   Non-cash expenses totaled $87,000 for the six months ended June 30, 2013 composed of depreciation expense of $58,000 and amortization expense of $29,000.   Related party receivables and payables, net, used $70,000 of cash from operating activities. Working capital used $90,000 in 2013.  Total net cash used by operating activities was $135,000 for the six months ended June 30, 2013.

Net cash used in investing activities was $41,000 for 2013.  Capital expenditures of $40,000 were incurred by the Company related to equipment used for its GKG business and $1,000 for equipment in its framed artwork business.

The Company expects cash on hand as of June 30, 2013 and future operating cash flow to fund operations for a minimum of the next twelve months, and as such, the Company has no immediate need for additional outside financing.  However, if revenue forecasts are not met or if future operating expenses or capital requirements increase beyond our control; the Company may need to seek additional cash resources through the sale of equity securities or debt securities.

Contractual Obligations

The Company does not have any other major outstanding contractual obligations except for the following:

Employment Agreements

On September 30, 2012, Mr. Muzi signed a consulting agreement with VGE that will pay Mr. Muzi $5,000 monthly to serve as the chief financial officer, treasurer and secretary of the Company. This agreement will automatically renew monthly unless either party terminates the agreement.

Inflation and Seasonality

We have not experienced material inflation during the past five years.  Seasonality has historically not had a material effect on our operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of June 30, 2013.

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

For the period ended June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2012. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of June 30, 2013.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, other than as set forth below:

Risks Related To Our Business

Substantially all of our revenues to date have been to one customer, the loss of which could result in a severe decline in revenues.

For the three months ended June 30, 2013 and 2012, the Company had one customer which made up 99% and 96%, respectively, of our total revenues. For the six months ended June 30, 2013 and 2012, the Company had one customer which made up 96% and 96%, respectively, of our total revenues. We believe that this trend of revenues to one customer will continue in the near future. A loss of any customer by the Company, and in particular, our leading customer, could significantly reduce recognized revenues.

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

VIASPACE GREEN ENERGY INC. (Registrant)

Date: August 12, 2013	By:	/s/ SUNG HSIEN CHANG
Sung Hsien Chang
President (Principal Executive Officer)

Date: August 12, 2013	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer (Principal Financial and Accounting Officer)

