Form 10-Q
period 2013-09-30
VIASPACE Green Energy Inc.
filed 2013-11-12
CIK 1465062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,480,400 shares of $0.001 par value common stock issued and outstanding as of November 12, 2013.

VIASPACE GREEN ENERGY INC.

INDEX

FISCAL QUARTER ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE GREEN ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and equivalents	$83,000	$202,000
Accounts receivable, net of allowance for bad debt	229,000	305,000
Inventory	267,000	315,000
Prepaid expenses	39,000	32,000
Related party receivables	111,000	166,000
Other current assets	9,000	13,000
TOTAL CURRENT ASSETS	738,000	1,033,000

FIXED ASSETS, net	1,062,000	1,082,000

OTHER ASSETS:
Land use right, net	727,000	627,000
License to grass, net	384,000	402,000
Goodwill	602,000	602,000
Related party receivables	40,000	1,261,000
Marketable securities	1,872,000	455,000
Other assets	10,000	10,000
TOTAL OTHER ASSETS	3,635,000	3,357,000

TOTAL ASSETS	$5,435,000	$5,472,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$188,000	$295,000
Related party payables	27,000	32,000
Accrued expenses	198,000	181,000
TOTAL CURRENT LIABILITIES	413,000	508,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,480,400 issued and outstanding in 2013 and 2012	10,000	10,000
Additional paid-in capital	17,983,000	17,983,000
Accumulated other comprehensive income	215,000	―
Accumulated deficit	(13,186,000)	(13,029,000)
Total stockholders’ equity	5,022,000	4,964,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,435,000	$5,472,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES	$697,000	$844,000	$2,391,000	$2,411,000
REVENUES - RELATED PARTIES	9,000	51,000	73,000	94,000
TOTAL REVENUE	706,000	895,000	2,464,000	2,505,000
COST OF REVENUES	481,000	606,000	1,646,000	1,733,000
GROSS PROFIT	225,000	289,000	818,000	772,000

OPERATING EXPENSES
Operations	29,000	35,000	86,000	133,000
Selling, general and administrative	286,000	362,000	888,000	1,175,000
Total operating expenses	315,000	397,000	974,000	1,308,000

LOSS FROM OPERATIONS	(90,000)	(108,000)	(156,000)	(536,000)

OTHER INCOME (EXPENSE)
Other expense	(11,000)	(4,000)	(19,000)	(3,000)
Other income	6,000	22,000	18,000	180,000
Total other income (expense)	(5,000)	18,000	(1,000)	177,000

LOSS BEFORE INCOME TAXES	(95,000)	(90,000)	(157,000)	(359,000)
Income taxes	―	―	―	―

NET LOSS	$(95,000)	$(90,000)	$(157,000)	$(359,000)

NET LOSS PER SHARE OF COMMON STOCK – Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – Basic	10,480,400	8,620,439	10,480,400	8,606,863
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – Diluted	10,480,400	8,620,439	10,480,400	8,606,863

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET LOSS	$(95,000)	$(90,000)	$(157,000)	$(359,000)

Other Comprehensive Income:
Unrealized gain on marketable securities	122,000	―	196,000	―
Foreign currency translation	5,000	―	19,000	―
Subtotal	127,000	―	215,000	―

COMPREHENSIVE INCOME (LOSS)	$32,000	$(90,000)	$58,000	$(359,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2013		2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(157,000)		$(359,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		87,000		79,000
Amortization		54,000		45,000
Bad debt expense		23,000		―
Stock option compensation		―		111,000
Non-cash payroll expenses paid by VIASPACE Inc. allocated to Company		―		31,000
Loss of disposal of fixed assets		―		3,000
Changes in operating assets and liabilities:
Accounts receivable		53,000		(52,000)
Inventory		48,000		(84,000)
Related party receivable		55,000		(321,000)
Prepaid expenses		(7,000)		11,000
Other current assets		4,000		1,000
Accounts payable		(107,000)		(57,000)
Related party payable		(6,000)		9,000
Accrued expenses		18,000		35,000
Net cash provided by (used in) operating activities		65,000		(548,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets		(68,000)		(92,000)
Cash paid for land leases		(135,000)		(144,000)
Proceeds from disposal of fixed assets		―		1,000
Net cash used in investing activities		(203,000)		(235,000)

Effect of exchange rate on cash and equivalents		19,000		―

NET DECREASE IN CASH AND EQUIVALENTS		(119,000)		(783,000)
CASH AND EQUIVALENTS, Beginning of period		202,000		944,000
CASH AND EQUIVALENTS, End of period		$83,000		$161,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$	―	$	―
Income taxes		―		―

Noncash Investing and Financing Activities:
Change in fair value of available-for-sale securities		$196,000	$	―
Available-for-sale securities received for related party receivable		1,221,000		―

Supplemental Disclosure of Noncash Investing and Financing Activities for 2012:

●	On September 30, 2012, the Company entered into a recapitalization agreement with VIASPACE Inc. On the date of the recapitalization, the Company wrote-off $2,318,000 of related party receivables, net, and charged this amount to additional paid in capital. Included in the related party receivables amount was $1,880,400 representing the fair market value of 1,880,400 newly-issued common shares of the Company that were issued to Changs, LLC as required by the recapitalization agreement.

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

We are growing GKG on approximately 457 acres of leased land in China, which serves as a nursery to provide seedlings for large bioenergy projects, a demonstration plantation for potential partners and customers to visit, to provide samples for testing by potential customers, and as a grass source for our own pellet products.

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

NOTE 2 – COMMON SHARES HELD OF VIASPACE

The Company owns common shares of VIASPACE Inc., a company quoted on the OTC Capital Markets under the symbol “VSPC”. Prior to the separation of the Company from VIASPACE on September 30, 2012, the Company accounted for the common shares it held in VIASPACE, its parent company, on a cost basis. Subsequent to the separation, the Company has determined that its VSPC shares are available-for-sale securities in accordance with ASC Topic 320-10-35-1; therefore, unrealized holding gains and losses are reported as a component of accumulated other comprehensive loss until realized.

On April 5, 2013, JJ International Inc. (“JJ”), a related party of the Company discussed in Note 3, entered into a Payment of Obligation and Limited Release Agreement (the “Agreement”) with VGE, IPA BVI and IPA China, whereby the parties agreed that JJ would give the Company 78,801,687 common shares of VIASPACE Inc., in full satisfaction of certain outstanding receivables. The number of common shares given by JJ was determined based on a closing price of $0.0155 of VIASPACE Inc. common stock on that date and had a fair market value of $1,221,426 on the date of the Agreement.

As of September 30, 2013, the Company owned 135,691,337 shares in VSPC, with an estimated fair value of $1,872,000, which is based on the closing price of VSPC’s common stock on September 30, 2013, and falls under Level 1 of the U.S. GAAP fair value hierarchy as defined by ASC Topic 820-10-35. During the three months ended September 30, 2013, the Company recorded an unrealized holding gain of approximately $122,000, as a component of accumulated other comprehensive loss on the condensed consolidated balance sheet. During the nine months ended September 30, 2013, the Company recorded an unrealized holding gain of approximately $196,000, as a component of accumulated other comprehensive loss on the condensed consolidated balance sheet.

Below is a summary of changes in the Company’s investment in VSPC for the nine months ended September 30, 2013:

Balance as of January 1, 2013	$455,000
Additional shares transferred to Company at fair market value	1,221,000
Subtotal	1,676,000
Unrealized holding gain	196,000
Balance as of September 30, 2013	$1,872,000

NOTE 3 – RELATED PARTIES

Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Related Party Receivables

Included in the Company’s consolidated balance sheets at September 30, 2013 and December 31, 2012 are Related Party Receivables and Payables. The Related Party Receivables and Payables are as follows. Sung Hsien Chang is a director and president of the Company and CEO of IPA China and IPA BVI. Chang is also an owner of JJ. As discussed in Note 2, JJ paid down $1,221,426 of the amount owed to the Company on April 5, 2013 with shares of VSPC common stock. As of September 30, 2013 and December 31, 2012, the Company had a receivable due from JJ in the amount of $81,000 and $1,241,000, respectively. This balance consists of the following:

•	Loan made to JJ by IPA BVI in the amount of $0 and $400,000 at September 30, 2013 and December 31, 2012, respectively.

•	Advances made to JJ by IPA BVI and VGE. Expenses that JJ pays on behalf of IPA BVI and VGE reduce these advances. As of September 30, 2013 and December 31, 2012, included in the Due from JJ receivable shown below are net advances made to JJ in the amount of $7,000 and $20,000, respectively. Additionally, at September 30, 2013, $27,000 owed by IPA BVI to JJ is included in the related party payables summary below.

•	Interest accruing on the loan receivable and other outstanding balances due to IPA BVI. For the three months ended September 30, 2013 and 2012, the Company recorded interest income from JJ in the amount of $0 and $9,000, respectively, which is included in Other Income in the Company’s Consolidated Statements of Operations. For the nine months ended September 30, 2013 and 2012, the Company recorded interest income from JJ in the amount of $0 and $19,000, respectively, which is included in Other Income in the Company’s Consolidated Statements of Operations. As of September 30, 2013 and December 31, 2012, included in the Due from JJ receivable shown below is cumulative interest charged to JJ in the amount of $0 and $176,000, respectively.

•	IPA China recorded revenues of $9,000 and $51,000 for sales made to JJ for the three months ended September 30, 2013 and 2012, respectively. IPA China recorded revenues of $73,000 and $94,000 for sales made to JJ for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, included in the Due from JJ receivable are trade receivables of $74,000 and $645,000, respectively.

The following table represents a summary of Related Party Receivables at September 30, 2013 and December 31, 2012:

	2013	2012
Short Term
Due from JJ International	$81,000	$20,000
Due from employee of IPA China	30,000	146,000
Total short term	111,000	166,000
Long Term
Due from JJ International	―	1,221,000
Due from VIASPACE	40,000	40,000
Total long term	40,000	1,261,000
Total short term and long term	$151,000	$1,427,000

VIASPACE has agreed to pay the Company $40,000 as reimbursement for legal fees and costs in connection with the separation of the Company and VIASPACE. This amount is due by September 30, 2014.

Related Party Payables

The following table is a summary of Related Party Payables at September 30, 2013 and December 31, 2012:

		2013	2012
Due to employee of IPA China	$	―	$23,000
Due to Cindy Chang		―	9,000
Due to JJ International		27,000	―
Total		$27,000	32,000

On October 1, 2012, IPA BVI and VGE entered into an office lease agreement with Cindy Chang, spouse of Sung Hsien Chang, whereby IPA BVI and VGE would pay to Cindy Chang $1,200 each per month for rent on the Company’s headquarters in Marietta, Georgia. For the three and nine months ended September 30, 2013, the Company recorded rent expense of $7,200 and $21,600, respectively, under this lease.

NOTE 4 – LAND USE RIGHT

During the nine months ended September 30, 2013, the Company made the final payment of $135,000 for a land lease site of approximately 231 acres to grow Giant King Grass in the PRC. The initial deposit under the land lease of $144,000 was paid during 2012.

NOTE 5 – OPERATING SEGMENTS

The Company evaluates its reportable segments in accordance with FASB ASC Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. As of September 30, 2013, the Company’s President, Sung Hsien Chang, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to FASB ASC Topic 280. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.

The Company operates in two reportable segments:

Framed-Artwork Segment:

(i)	IPA China and IPA BVI: Specialize in manufacturing high-quality, copyrighted, framed artwork in the PRC which is sold to retail stores in the US.

Grass Segment:

(i)	VGE (but not including operations of its subsidiaries, IPA China and IPA BVI): VGE grows a fast-growing, high yield, low carbon, nonfood energy crop called Giant King Grass (“GKG”) in the PRC. GKG can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation. GKG can also be used as animal feed. On September 30, 2012, VGE obtained a worldwide sublicense regarding GKG from IPA China. On the same date, VGE then entered into a sublicense agreement with VIASPACE whereby VGE retains the exclusive rights to the GKG license in China and Taiwan, and VIASPACE has an exclusive GKG worldwide license outside of China and Taiwan. The sublicense agreement has milestones that VIASPACE must meet every two years in order to retain rights to the sublicense.

The accounting policies of the reportable segments are described in the summary of significant accounting policies (see Note 1 to these financial statements). The Company evaluates segment performance based on income (loss) from operations excluding infrequent and unusual items.

Information on reportable segments for the three and nine months ended September 30, 2013 and 2012 are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Framed-Artwork	$705,000	$895,000	$2,442,000	$2,494,000
Grass	1,000	―	22,000	11,000
Total	$706,000	$895,000	$2,464,000	$2,505,000
Income (Loss) From Operations:
Framed-Artwork	$98,000	$163,000	$405,000	$404,000
Grass	(188,000)	(271,000)	(561,000)	(940,000)
Loss From Operations	$(90,000)	$(108,000)	$(156,000)	$(536,000)

	September 30, 2013	December 31, 2012
Assets:
Framed-Artwork	$4,149,000	$4,158,000
Grass	1,286,000	1,314,000
Total Assets	$5,435,000	$5,472,000

For the three months ended September 30, 2013 and 2012, the Company had one customer which made up 99% and 94%, respectively, of our total revenues. For the nine months ended September 30, 2013 and 2012, the Company had one customer which made up 97% and 96%, respectively, of our total revenues.

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

We are growing GKG on approximately 457 acres of leased land in China, which serves as a nursery to provide seedlings for large bioenergy projects, a demonstration plantation for potential partners and customers to visit, to provide samples for testing by potential customers, and as a grass source for our own pellet products.

Results of Operations

Three Months Ended September 30, 2013 Compared to September 30, 2012

Revenues

Revenues were $706,000 and $895,000 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $189,000, or 21%, due to lower customer orders for artwork in the US. Approximately $705,000 of revenues recorded during the three months ended September 30, 2013 are from framed artwork sales and $1,000 of revenues are from grass related sales.  For the three months ended September 30, 2012, framed artwork sales were $895,000 and there were no grass related revenues.

Cost of Revenues

Costs of revenues were $481,000 and $606,000 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $125,000, or 21%.  Cost of revenues in producing framed artwork were $481,000 and $606,000 for the three months ended September 30, 2013 and 2012, respectively.  Cost of revenues in grass related sales were $0 for the three months ended September 30, 2013 and 2012.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended September 30, 2013 compared to the same period in 2012 was an decrease in gross profit from $289,000 (gross margin of 32%) for the three months ended September 30, 2012 to $225,000 (gross margin of 32%) for the three months ended September 30, 2013, an decrease of $64,000, or 22%.

Operations Expenses

Operations expenses were $29,000 and $35,000 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $6,000.  Operations expenses are composed salaries, consulting, plantation costs, travel costs, depreciation, fertilizer, maintenance, utilities and fuel costs associated with growing Giant King Grass.  The decrease is primarily due to lower payroll expenses as well as a decrease in plantation costs because the Company is no longer paying the costs for a test plot growing Giant King Grass in the US.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $286,000 and $362,000 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $76,000, or 21%.

Payroll and benefits increased $15,000 in the three months ended September 30, 2013 due to higher compensation levels in 2013 as compared with 2012. Legal fees decreased $101,000 in 2013 as compared to 2012 due to legal fees paid in the third quarter of 2012 related to the separation of the Company from VIASPACE. Accounting fees increased $7,000 in 2013 as compared with 2012 due to higher audit fees. Rent increased $7,000 during 2013 as compared to 2012 as the Company is now paying rent on its offices in Marietta, Georgia. Travel costs decreased $23,000 in 2013 as compared with 2012 due to reduced travel to the PRC in 2013 as compared with the same period in 2012. Amortization expense increased $12,000 in 2013 as compared with 2012 as additional land was leased in 2013 and is being amortized. Bad debt expense increased $23,000 in 2013 due to the Company recording as uncollectible a loan made to subcontractor. Other selling, general and administrative expenses, net, decreased $16,000 during the three months ended September 30, 2013 compared to the same period in 2012.

Income (Loss) from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in the loss from operations from $108,000 for the three months ended September 30, 2012 to a loss from operations of $90,000 for the three months ended September 30, 2013, an decrease of $18,000.

Of the total amounts, the framed artwork segment had decreased income from operations of $65,000 for the three months ended September 30, 2013 compared to the same period in 2012. The grass segment had a decreased loss from operations of $83,000 for the three months ended September 30, 2013 compared to the same period in 2012.

Nine Months Ended September 30, 2013 Compared to September 30, 2012

Revenues

Revenues were $2,464,000 and $2,505,000 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $41,000, or 2%, due to lower customer orders for artwork in the US. Approximately $2,442,000 of revenues recorded during the nine months ended September 30, 2013 are from framed artwork sales and $22,000 of revenues are from grass related sales.  For the nine months ended September 30, 2012, framed artwork sales were $2,494,000 and $11,000 of revenues were from grass related sales.

Cost of Revenues

Costs of revenues were $1,646,000 and $1,733,000 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $87,000, or 5%.  Cost of revenues in producing framed artwork were $1,641,000 and $1,723,000 for the nine months ended September 30, 2013 and 2012, respectively.  Cost of revenues in grass related sales were $5,000 for the nine months ended September 30, 2013 and $10,000 for the nine months ended September 30, 2012.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the nine months ended September 30, 2013 compared to the same period in 2012 was an increase in gross profit from $772,000 (gross margin of 31%) for the nine months ended September 30, 2012 to $818,000 (gross margin of 33%) for the nine months ended September 30, 2013, an increase of $46,000, or 6%.

Operations Expenses

Operations expenses were $86,000 and $133,000 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $47,000.  Operations expenses are composed salaries, consulting, plantation costs, travel costs, depreciation, fertilizer, maintenance, utilities and fuel costs associated with growing Giant King Grass.  The decrease is primarily due to lower payroll expenses as well as a decrease in plantation costs because the Company is no longer paying the costs for a test plot growing Giant King Grass in the US.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $888,000 and $1,175,000 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $287,000, or 24%.

Payroll and benefits decreased $71,000 in the nine months ended September 30, 2013 due to lower compensation levels in 2013 due to the Company not paying compensation for a chief executive officer as a result of the separation from VIASPACE. Stock option compensation expense decreased $111,000 in 2013 as compared with 2012 since stock options completed vesting in the first quarter of 2012 and that was the only period of 2012 with stock option compensation expense. Legal fees decreased $104,000 in 2013 as compared to 2012 due to legal fees paid in the third quarter of 2012 related to the separation of the Company from VIASPACE. Accounting fees increased $15,000 in 2013 as compared with 2012 due to higher audit fees. Travel costs decreased $35,000 in 2013 as compared with 2012 due to reduced travel to the PRC in 2013 as compared with the same period in 2012 and due to no travel costs incurred by the Company’s former Chief Executive Officer in 2013. Rent increased $22,000 during 2013 as compared to 2012 as the Company is now paying rent on its offices in Marietta, Georgia. Insurance costs decreased $25,000 due to the Company not purchasing directors and officers insurance in 2013. Bad debt expense increased $23,000 in 2013 due to the Company recording as uncollectible a loan made to subcontractor. Other selling, general and administrative expenses, net, decreased by $1,000 during the nine months ended September 30, 2013 compared to the same period in 2012.

Income (Loss) from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in the loss from operations from $536,000 for the nine months ended September 30, 2012 to loss from operations of $156,000 for the nine months ended September 30, 2013, a decrease of $380,000.

Of the total amounts, the framed artwork segment had increased income from operations of $1,000 for the nine months ended September 30, 2013 compared to the same period in 2012. The grass segment had a decreased loss from operations of $379,000 for the nine months ended September 30, 2013 compared to the same period in 2012.

Liquidity and Capital Resources

The Company’s net loss for the nine months ended September 30, 2013 was $157,000.   Non-cash expenses totaled $164,000 for the nine months ended September 30, 2013 composed of depreciation expense of $87,000, amortization expense of $54,000 and bad debt expense of $23,000.   Related party receivables and payables, net, provided $49,000 of cash from operating activities. Working capital provided $9,000 in 2013.  Total net cash provided by operating activities was $65,000 for the nine months ended September 30, 2013.

Net cash used in investing activities was $203,000 for 2013.  Capital expenditures of $66,000 were incurred by the Company related to equipment used for its GKG business and $2,000 for equipment in its framed artwork business. The Company made a land lease payment of $135,000 on new land totaling 231 acres being leased to grow Giant King Grass in the PRC.

The Company expects cash on hand as of September 30, 2013 and future operating cash flow to fund operations for a minimum of the next twelve months, and as such, the Company has no immediate need for additional outside financing.  However, if revenue forecasts are not met or if future operating expenses or capital requirements increase beyond our control; the Company may need to seek additional cash resources through the sale of equity securities or debt securities.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of September 30, 2013.

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

For the period ended September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2012. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report. Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of September 30, 2013.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, other than as set forth below:

Risks Related To Our Business

Substantially all of our revenues to date have been to one customer, the loss of which could result in a severe decline in revenues.

For the three months ended September 30, 2013 and 2012, the Company had one customer which made up 99% and 94%, respectively, of our total revenues. For the nine months ended September 30, 2013 and 2012, the Company had one customer which made up 97% and 96%, respectively, of our total revenues. We believe that this trend of revenues to one customer will continue in the near future. A loss of any customer by the Company, and in particular, our leading customer, could significantly reduce recognized revenues.

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

VIASPACE GREEN ENERGY INC. (Registrant)

Date: November 12, 2013	By:	/s/ SUNG HSIEN CHANG
Sung Hsien Chang
President (Principal Executive Officer)

Date: November 12, 2013	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer (Principal Financial and Accounting Officer)

