Form 10-K
period 2013-12-31
VIASPACE Green Energy Inc.
filed 2014-04-15
CIK 1465062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,799,000

State the number of shares outstanding of each of issuer’s classes of common stock, as of April 15, 2014: 10,480,400

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

PART I

ITEM 1. BUSINESS

Overview

VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) international business company (“we”, “us”, “VGE” or the “Company”) is a renewable energy company. Our renewable energy is based on biomass -- in particular our dedicated energy crop with the trademarked name “Giant King® Grass”. VGE is the parent company of Inter Pacific Arts Corporation, a BVI international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a People’s Republic of China (“PRC”) company (“IPA China”). IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China. IPA BVI owns all equity interests of IPA China. IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, wall décor sold in US retail chain stores. IPA China also has a license for and produces Giant King Grass (“GKG”), a proprietary dedicated energy crop, which can be burned in 100% biomass power plants to generate electricity, made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants, generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics. GKG can also be used as animal feed. GKG has been independently tested by customers and been shown to have excellent energy content, high bio methane production, and the cellulosic sugar content needed for biofuels and biochemicals.

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

Corporate History

VGE was formed on July 1, 2008. Prior to October 21, 2008, VGE was 100% owned by VIASPACE Inc. (“VIASPACE”) and had no active operations. On October 21, 2008, the majority shareholder of IPA BVI and IPA China, Sung Hsien Chang (“Chang”), entered into a Securities Purchase Agreement (the "Purchase Agreement") with VGE, VIASPACE and China Gate Technology Co., Ltd., a Brunei Darussalam company ("China Gate"). Under the Purchase Agreement, VGE acquired 100% of IPA BVI and the entire equity interest of IPA China from Chang. In exchange, VIASPACE agreed to pay approximately $16 million in cash and newly issued shares of VIASPACE and VGE stock. In addition, VIASPACE issued shares of its common stock to China Gate for China Gate’s sublicense of certain grass technology to IPA China. On September 30, 2012, VIASPACE, VGE and Chang entered into a recapitalization agreement whereby VIASPACE returned the shares it owned in VGE back to VGE, and VGE subsequently issued 8,384,320 shares to Changs, LLC, a limited liability company controlled by Chang. These shares represented 80% of the outstanding shares of VGE. The shares were issued to Changs, LLC during the fourth quarter of 2012. As of December 31, 2013 and 2012, Changs, LLC owned 80% of the outstanding shares of the Company.

VGE Becomes Public Company

As required by the Purchase Agreement, VGE filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on June 3, 2009 covering the resale of a portion of VGE common stock issued pursuant to the Purchase Agreement.  The Securities and Exchange Commission declared such Registration Statement effective as of December 31, 2009.  On January 14, 2010, VGE received approval from the Financial Industry Regulatory Authority (“FINRA”) that its shares of common stock were approved for quotation on the OTC Bulletin Board under the ticker symbol VGREF.OB. The first day the Company’s common stock was traded on the OTCBB was November 8, 2010.

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

Energy pellets made from dried GKG can be used as a replacement for coal in electricity generating power plants. The Company started selling GKG pellets to customers in China in the fourth quarter of 2012. Reports by the U.S. Department of Energy state that 15% to 20% of coal may be replaced by burning grass in an existing power plant with only minor modifications. This process, called co-firing, allows utilization of the large capital investment in existing coal fired power plants while reducing carbon dioxide emissions by 15 to 20%. GKG and other biomass have lower mercury, arsenic and sulfur emissions than coal.

Our strategy has been to build up our grass production capabilities in China where we have 185 hectare (457 acres) under cultivation. This land serves as a small-scale demonstration plantation and also allows us to provide samples to potential partners and customers. The harvested grass is used in our factory to produce energy pellets. The location also has a nursery to provide seedlings for expansion.

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

Research and Development

The Company did not record any research and development activities in 2013 or 2012.  If we do in the future, it will be expensed as incurred.

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

Dependence on a Few Major Customers

For 2013 and 2012, the Company had one customer in our framed artwork business, which made up 96% and 93%, respectively, of our total revenues. We believe this concentration of sales made to a small number of customers will continue in the near future. A loss of any customer by the Company could significantly reduce our future revenues.

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

Trademarks

The Company has registered United States trademarks for “GREEN LOG®” and “GIANT KING®”.

Employees

As of December 31, 2013, we had 67 full time employees, 64 of whom are based in China and three in the US. We also have 12 part time employees, 11 of whom are based in China and one in the US. We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

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

We adopted a 2009 share incentive plan and reserved 1,400,000 shares of common stock for grant under the plan in June 2009. We are required to account for share-based compensation in accordance with FASB ASC Topic 718, Share-Based Payment, which requires a company to recognize, as an expense, the fair value of share options and other share-based compensation to employees based on the fair value of equity awards on the date of the grant (taking into account the prices payable by the award recipients), with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. There are 1,400,000 shares reserved for grant as options under the stock incentive plan at December 31, 2013. There are no stock options issued and outstanding at December 31, 2013.

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

In 2012 we recorded an impairment expense on goodwill, any further impairment in the carrying value of goodwill would negatively impact our consolidated results of operations and net worth.

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

As part of the Company’s annual impairment review as of December 31, 2012, a $4,413,000 goodwill impairment charge was recorded in 2012 within the Company’s framed-artwork reportable segment due to lower than expected revenue and operating income growth. No annual impairment charge was necessary in 2013. Goodwill was $602,000 at December 31, 2013 and 2012.

Goodwill represents 11.7% of total assets at December 31, 2013.

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

We commenced our grass business in October 2008 and only started recording revenues in the grass business in the fourth quarter of 2012. Grass sales were minimal in 2013. While we believe we will be able to attract customers and achieve revenues, we cannot assure you we will. There is no assurance that our potential customers will determine that using GKG for biomass or animal feed purposes will be commercially viable. Further such customers may find other grass or plant products superior to GKG for their needs.  If we fail to attract a sufficient number of customers that purchase a sufficient amount of grass, our grass business will fail.

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

Risks Related to our Framed Art Business

We are heavily dependent on one major customer for our revenues

For 2013 and 2012, sales to one customer comprised 96% and 93%, respectively, of our total revenues. We believe this concentration of sales to one customer will continue in the near future. We do not have a long-term contract with this customer. A loss of this customer or even a dramatic reduction in sales could significantly reduce our future revenues and profitability.

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

We may not be able to compete with existing or potential competitors in our framed art business.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our shares in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of equity. There were 8,600,000 shares of common stock registered for resale to the public by certain of our current shareholders pursuant to our Form S-1 Registration Statement declared effective by the Securities and Exchange Commission (“SEC”) on December 31, 2009. All of the shares of common stock registered for resale pursuant to such registration statement are freely transferable without restriction or further registration under the Securities Act, except for any shares sold by our “affiliates,” as defined in Rule 144 of the Securities Act. At December 31, 2013, the Company had 606,680 common shares that are unrestricted securities and freely-tradeable. The remaining 9,873,720 issued and outstanding shares of our common stock are “restricted securities” as defined in Rule 144. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act. We have also registered, on a Form S-8 registration statement, 1,400,000 shares of common stock which may be sold upon the exercise of options that may be granted under the VIASPACE Green Energy Inc. 2009 Stock Incentive Plan. There are no stock options issued and outstanding at December 31, 2013. If future options are granted and later exercised and resold under this registration statement, such sales could have a further depressing effect on the share price of our common stock.

Changs, LLC controls a majority of our common stock, decreasing your influence on shareholder decisions.

Our major shareholder is Changs, LLC, a limited liability company controlled by our president Sung Hsien Chang, which held 8,384,320 shares of common stock at December 31, 2013, or approximately 80% of our outstanding shares of common stock. A party related to our president Sung Hsien Chang owns 400,000 shares of common stock.  This concentration of ownership and voting power may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. These actions may be taken even if they are opposed by our other shareholders, including those who purchase shares in the Company. See “Principal Shareholders.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease a corporate office at 131 Bells Ferry Lane, Marietta, Georgia and pay $2,400 per month to Cindy Chang, spouse of Company president Sung Chang. Our framed artwork business operates at San Sheng Road, DaLi Village, TaiHe Town, Guangzhou, China. Our rental rate for this operation location is $2,700 per month. Our grass business operates in the Guangdong Province, China and leases land at various locations for approximately $6,700 per month.  We believe the space we currently occupy for corporate purposes and our artwork and grass segments is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional place.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

On January 14, 2010, VGE received approval from the Financial Industry Regulatory Authority that its shares of common stock were approved for quotation on the OTC Bulletin Board (“OTCBB”) under the ticker symbol “VGREF”. The first day the Company’s common stock was traded on the OTCBB was November 10, 2010. The quoting and trading of our common stock is sporadic, therefore, we believe that there is no established trading market for our common stock.

The following table sets forth, for the fiscal quarters indicated, the high and low bid quotations for our common stock, as reported on the OTCBB. The price information in the table below reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2013:
First Quarter	$1.95	$1.50
Second Quarter	$1.40	$1.20
Third Quarter	$1.30	$1.20
Fourth Quarter	$1.30	$1.10

Quarterly period	High	Low
Fiscal year ended December 31, 2012:
First Quarter	$3.30	$3.30
Second Quarter	$3.30	$1.25
Third Quarter	$2.00	$0.50
Fourth Quarter	$1.50	$0.22

Holders

At April 15, 2014, there were 37 shareholders of record of the Company’s common stock.

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

Our Business

VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) international business company (“we”, “us”, “VGE” or the “Company”) is a renewable energy company. Our renewable energy is based on biomass -- in particular our dedicated energy crop with the trademarked name “Giant King® Grass”. VGE is the parent company of Inter Pacific Arts Corporation, a BVI international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a People’s Republic of China (“PRC”) company (“IPA China”). IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China. IPA BVI owns all equity interests of IPA China. IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, wall décor sold in US retail chain stores. IPA China also has a license for and produces Giant King Grass (“GKG”), a proprietary dedicated energy crop, which can be burned in 100% biomass power plants to generate electricity, made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants, generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics. GKG can also be used as animal feed. GKG has been independently tested by customers and been shown to have excellent energy content, high bio methane production, and the cellulosic sugar content needed for biofuels and biochemicals.

We are growing GKG on approximately 457 acres of leased land in China, which serves as a nursery to provide seedlings for large bioenergy projects, a demonstration plantation for potential partners and customers to visit, to provide samples for testing by potential customers, and as a grass source for our own pellet products.

Results of Operations

Year Ended December 31, 2013 versus Year Ended December 31, 2012

Revenues

Revenues were $2,881,000 and $3,493,000 for the year ended December 31, 2013 and 2012, respectively, a decrease of $612,000, or 18%, due to lower customer orders received for artwork sales in the US. Approximately $2,858,000 of revenues recorded during the year ended December 31, 2013 are from framed artwork sales and $23,000 of revenues are from grass related sales. For the year ended December 31, 2012, framed artwork sales were $3,310,000 and grass related revenues were $183,000.

Cost of Revenues

Cost of revenues were $1,968,000 and $2,314,000 for the year ended December 31, 2013 and 2012, respectively, a decrease of $346,000, or 15%, primarily due to a decrease in customer orders received for artwork sales in 2013 as compared with 2012. Cost of revenues in producing framed artwork were $1,962,000 and $2,287,000 for the year ended December 31, 2013 and 2012, respectively. Cost of revenues in grass related sales were $6,000 and $27,000 for 2013 and 2012, respectively.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the year ended December 31, 2013 compared to the same period in 2012 was a decrease in gross profit from $1,179,000 (gross margin of 34%) for the year ended December 31, 2012 to $913,000 (gross margin of 32%) for the year ended December 31, 2013, a decrease of $266,000, or 23%.

Operations Expenses

Operations expenses were $109,000 and $151,000 for the year ended December 31, 2013 and 2012, respectively, a decrease of $42,000. Operations expenses are composed salaries, consulting, plantation costs, travel costs, depreciation, fertilizer, maintenance, utilities and fuel costs associated with growing Giant King Grass. The decrease is primarily due to lower payroll expenses as well as a decrease in plantation costs because the Company is no longer paying the costs for a test plot growing Giant King Grass in the US.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,162,000 and $1,437,000 for the year ended December 31, 2013 and 2012, respectively, a decrease of $275,000, or 19%.

Payroll and benefits decreased $65,000 during the year ended December 31, 2013 as compared with the same period in 2012 due to lower compensation levels in 2013 due to the Company not paying compensation for a chief executive officer as a result of the separation from VIASPACE. Stock option compensation expense decreased $111,000 in 2013 as compared with 2012 since stock options completed vesting in the first quarter of 2012 and that was the only period of 2012 with stock option compensation expense. Legal fees decreased $68,000 in 2013 as compared to 2012 due to legal fees paid in the third quarter of 2012 related to the separation of the Company from VIASPACE. Travel costs decreased $29,000 in 2013 as compared with 2012 due to reduced travel to the PRC in 2013 as compared with the same period in 2012 and due to no travel costs incurred by the Company’s former chief executive officer in 2013. Rent increased $23,000 during 2013 as compared to 2012 as the Company is now paying rent on its offices in Marietta, Georgia, with a lease agreement entered and started from September, 2012. Insurance costs decreased $24,000 due to the Company not purchasing directors and officers insurance in 2013. Bad debt expense decreased $13,000 in 2013 due to the Company recording as uncollectible lower amounts in 2013 as compared to 2012. Other selling, general and administrative expenses, net, increased by $12,000 in 2013 compared to 2012.

Goodwill Impairment Expense

The Company performed goodwill impairment tests for the reporting unit IPA BVI and IPA China as of December 31, 2013 and 2012. The purpose of the tests was to determine whether any potential goodwill impairment existed pursuant to ASC 350 Intangibles-Goodwill and Other (“ASC 350”) issued by FASB. ASC 350-20-35 provides for a two-step impairment test to be used: (1) to identify potential goodwill impairment and (2) measure the amount of a goodwill impairment loss to be recognized (if any). Based on results of the Step 1 test in 2012, the Company performed the Step 2 analysis on the affected reporting unit. The measurement date for the impairment tests was December 31, 2013 and December 31, 2012, respectively. As of a result of these tests, the Company recorded an impairment charge to its goodwill of $4,413,000 for the year ended December 31, 2012. In 2013, Step 1 was performed and it was determined that Step 2 was not necessary. There was no impairment charged deemed necessary for the year ended December 31, 2013.

Income (Loss) from Operations

The resulting effect on these changes in gross profits, operations expenses, selling, general and administrative expenses, and goodwill impairment expense was a decrease in the loss from operations from $4,822,000 for the year ended December 31, 2012 to a loss from operations of $358,000 for the year ended December 31, 2013, a decrease of $4,464,000.

Of the total amounts, the framed artwork segment excluding goodwill impairment expense had decreased income from operations of $140,000 for the year ended December 31, 2013 compared to the same period in 2012. The grass segment had a decreased loss from operations of $191,000 for the year ended December 31, 2013 compared to the same period in 2012. Goodwill impairment expenses decreased $4,413,000 from 2012 to 2013.

Other Income (Expense), Net

Other Income

Other income decreased $175,000 for the year ended December 31, 2013 compared to the same period in 2012, primarily due to the Company realizing income due to the forgiveness of indebtedness related to accounts payable of IPA China in 2012.

Liquidity and Capital Resources

The Company’s net loss for the year ended December 31, 2013 was $357,000. Non-cash expenses totaled $223,000 for the year ended December 31, 2013 composed of depreciation expense of $137,000 and amortization expense of $86,000. Related party receivables and payables, net, provided $35,000 of cash from operating activities. Working capital provided $240,000 in 2013. Total net cash provided by operating activities was $141,000 for the year ended December 31, 2013.

Net cash used in investing activities was $203,000 for 2013. Capital expenditures of $66,000 were incurred by the Company related to equipment used for its GKG business and $2,000 for equipment in its framed artwork business. The Company made a land lease payment of $135,000 on new land totaling 231 acres being leased to grow Giant King Grass in the PRC.

The Company expects cash on hand as of December 31, 2013 and future operating cash flow to fund operations for a minimum of the next twelve months, and as such, the Company has no immediate need for additional outside financing. However, if revenue forecasts are not met or if future operating expenses or capital requirements increase beyond our control; the Company may need to seek additional cash resources through the sale of equity securities or debt securities.

Tabular Disclosure of Contractual Obligations

This information is not required of smaller reporting companies.

Inflation and Seasonality

We have not experienced material inflation during the past two years.  Seasonality has historically not had a material effect on our operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2013.

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

Goodwill Impairment

In accordance with FASB ASC 350-20-35, “Intangibles - Goodwill and Other”, management tests our goodwill for impairment annually, or more frequently if events or changes in circumstances suggest that the carrying amount may not be recoverable. As part of the Company’s annual impairment review as of December 31, 2012, a $4,413,000 goodwill impairment charge was recorded in 2012 within the Company’s framed-artwork reportable segment due to lower than expected revenue and operating income growth. No annual impairment charge was necessary in 2013. Goodwill was $602,000 at December 31, 2013 and 2012.

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

When management determines that one or more impairment indicators are present for an asset group, we compare the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows, an impairment loss is recognized for the excess of the carrying amount of the asset group over its fair value. The management of the Company has concluded that there were no impairment indicators relating to long-lived assets as of the end of fiscal years 2013 and 2012.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our principal executive officer and principal financial officer concluded as of December 31, 2013, our internal controls over financial reporting were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Material Weakness and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies that caused management to conclude that we had the material weakness in our disclosure controls and procedures. Through the efforts of management, external consultants, and our directors, we have developed a specific action plan to remediate the material weaknesses. We expect to implement these various action plans during 2014. If we are able to complete these action plans in a timely manner, we anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2014.

Our principal executive officer and principal financial officer concluded that as of December 31, 2013, the following material weaknesses existed:

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2013. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT

Executive Officers and Directors

The following table sets forth our executive officers and directors, their ages and the positions held by them. None of the directors listed below are independent directors:

Name	Age	Position Held	Director Since
Mr. Sung Hsien Chang	51	President and Director	2008
Mr. Samuel Chen	67	Director	2010
Mr. Stephen Muzi	50	Chief Financial Officer

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

As of December 31, 2013, the Company does not have any Board Committees.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons charged by the Company to become directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

The Company expects to adopt its own separate formal code of ethics in 2014.

Involvement in Certain Legal Proceedings

During the past ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the annual compensation paid by us to Mr. Sung Chang, our principal executive officer, for the year ended December 31, 2013 and our executive officers who were paid more than $100,000 per annum. Other than the officers listed, no other officer had total compensation during either of the previous two years of more than $100,000.  The Named Executive Officers are the Company’s president, chief financial officer and former chief executive officer.

Name and Principal Position	Year	Salary (1) ($)	Bonus ($)	Stock Awards ($)	Option Awards (2)($)	All Other Compensation ($)	Total ($)
Sung Hsien Chang	2013	240,000	―	―	―	―	240,000
President of VIASPACE Green Energy and Chief Executive Officer of IPA BVI and IPA China	2012	240,000	―	―	45,354	―	285,354
(Principal Executive Officer)	2011	240,000	—	—	181,416	—	421,416

Stephen Muzi	2013	60,000	―	―	―	―	60,000
Chief Financial Officer (Principal Financial Officer)	2012	30,000	―	―	20,616	―	50,616
	2011	―	—	—	82,464	—	82,464

__________________

(1)	Salary amounts shown are amounts paid by the Company to the officers listed. VIASPACE Inc., former parent company of the Company paid salary in 2012 and 2011 to Stephen Muzi, which amounts are not included in the executive compensation table of the Company but rather shown in the executive compensation table of VIASPACE Inc.

(2)	Represents the dollar amount recognized as compensation expense for financial statement reporting purposes for 2010 under FASB ASC Topic 718, Share-Based Payment, and not an amount paid to or realized by the Named Executive Officer. The amount shown in option awards represents awards granted in 2010. There were no new option awards granted in 2012. Assumptions used in the calculation of this amount are included in the footnotes to the Company’s consolidated audited financial statements. There can be no assurance the amounts determined by FASB ASC Topic 718 will ever be realized.

Employment and Consulting Agreements

On April 19, 2012, our board of directors approved a one-year employment agreement beginning June 1, 2012 for Mr. Chang. Pursuant to the agreement, Mr. Chang will receive a salary of $240,000 per annum and will also be entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 20 business days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment. This agreement is still ongoing.

On September 30, 2012, Mr. Muzi signed a consulting agreement with VGE that will pay Mr. Muzi $5,000 monthly to serve as the chief financial officer, treasurer and secretary of the Company. This agreement will automatically renew monthly unless either party terminates the agreement.

Stock Option Grants

There were no stock options granted in 2013 to any of the Company’s Named Executive Officers.

Outstanding Equity Awards at Fiscal Year End

There were no stock option awards outstanding at December 31, 2013. There were no shares of the Company’s common stock issued during 2013 for the exercise of previously issued stock options.

Retirement Plans

The Company does not have any retirement plans that executives participate in at December 31, 2013.

Director Compensation

Employee directors do not receive any compensation for their services. Non-employee directors may receive cash, stock or stock options for their service on the board of directors. In addition, non-employee directors are entitled to receive compensation for their actual travel expenses for each board of directors meeting attended. The Company did not provide director compensation in 2013. The Company will review its compensation plan for the Company’s non-employee directors during 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 28, 2013 by (i) each person who beneficially owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified below, and (iii) all directors and executive officers as a group. Percentage of beneficial ownership is based on 10,480,400 shares outstanding as of April 15, 2014. The mailing address for each shareholder identified in this table is 131 Bells Ferry Lane, Marietta, Georgia 30066.

Name	Number of Shares Beneficially Owned	Exercisable Options Beneficially Owned (a)	Total Number of Shares and Exercisable Options Beneficially Owned	Percent of Class of Common Stock (b)

Directors:
Sung Hsien Chang, president (c)	8,784,320	―	8,784,320	83.8%
Samuel Chen	―	―	―	―

Other Named Officers:
Stephen J. Muzi, chief financial officer	―	―	―	―

All Named Executive Officers and Directors as a group (3 persons)	8,784,320	―	8,784,320	83.8%

Other 5% Owners:
Ko Hung Wang	525,000	―	525,000	5.0%

(a)	Includes options that are exercisable within 60 days.

(b)	The percent of common stock owned is calculated using the sum of the number of shares of common stock owned as of April 15, 2014 and the number of options of the beneficial owner that are exercisable within 60 days divided by the sum of the number of shares of common stock outstanding as of April 15, 2014 and the number of options of the beneficial owner that are exercisable within 60 days.

(c)	Includes 400,000 shares held by a company of which his wife and mother are the control persons, and 8,384,320 shares held by Changs, LLC, a limited liability company controlled by Mr. Chang.

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors and shareholders adopted the VIASPACE Green Energy Inc. 2009 Stock Incentive Plan that provides for stock option and stock grants for our employees, directors and consultants. Under the stock incentive plan, 1,400,000 shares of common stock were initially reserved for grant under the plan (representing 13.36% of our outstanding shares at December 31, 2013). The stock incentive plan provides that the number of shares reserved for grant thereunder will adjust annually and be set at 16.28% of outstanding shares. As of December 31, 2013, we have not yet increased the number of shares of common stock reserved for grant under the stock incentive plan. The options will vest at a rate determined by the board of directors and must have an exercise price of at least 80% of the market price of our shares on the date the options are granted.  There are no options outstanding at December 31, 2013.

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

Changes in Control Arrangements

No change in control arrangements existed at December 31, 2013.

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

Related Party Receivables

Included in the Company’s consolidated balance sheets at December 31, 2013 and December 31, 2012 are Related Party Receivables and Payables. The Related Party Receivables and Payables are as follows. Sung Hsien Chang is a director and president of the Company and CEO of IPA China and IPA BVI. Chang is also an owner of JJ. As discussed in Note 6, JJ paid down $1,221,426 of the amount owed to the Company on April 5, 2013 with shares of VSPC common stock. As of December 31, 2013 and December 31, 2012, the Company had a receivable due from JJ in the amount of $105,000 and $1,241,000, respectively. This balance consists of the following:

•	Loan made to JJ by IPA BVI in the amount of $0 and $400,000 at December 31, 2013 and December 31, 2012, respectively.

•	Advances made to JJ by IPA BVI and VGE. Expenses that JJ pays on behalf of IPA BVI and VGE reduce these advances. As of December 31, 2013 and December 31, 2012, included in the Due from JJ receivable shown below are net advances made to JJ in the amount of $6,000 and $20,000, respectively. Additionally, at December 31, 2013, $56,000 owed by IPA BVI to JJ is included in the related party payables summary below.

•	Interest accruing on the loan receivable and other outstanding balances due to IPA BVI. For 2013 and 2012, the Company recorded interest income from JJ in the amount of $0 and $19,000, respectively, which is included in Other Income in the Company’s Consolidated Statements of Operations. As of December 31, 2013 and December 31, 2012, included in the Due from JJ receivable shown below is cumulative interest charged to JJ in the amount of $0 and $176,000, respectively.

•	IPA China recorded revenues of $95,000 and $94,000 for sales made to JJ for 2013 and 2012, respectively. As of December 31, 2013 and December 31, 2012, included in the Due from JJ receivable are trade receivables of $99,000 and $645,000, respectively.

The following table represents a summary of Related Party Receivables at December 31, 2013 and December 31, 2012:

	2013	2012
Short Term
Due from JJ International	$105,000	$20,000
Due from employee of IPA China	30,000	146,000
Total short term	135,000	166,000
Long Term
Due from JJ International	―	1,221,000
Due from VIASPACE	40,000	40,000
Total long term	40,000	1,261,000
Total short term and long term	$175,000	$1,427,000

VIASPACE has each agreed to pay the Company $40,000 as reimbursement for legal fees and costs in connection with the separation of the Company and VIASPACE. This amount is due by September 30, 2014.

Related Party Payables

The following table is a summary of Related Party Payables at December 31, 2013 and December 31, 2012:

	2013		2012
Due to employee of IPA China	$	―	$23,000
Due to Cindy Chang		7,000	9,000
Due to JJ International		56,000	―
Total		$63,000	32,000

On October 1, 2012, IPA BVI and VGE entered into an office lease agreement with Cindy Chang, spouse of Sung Hsien Chang, whereby IPA BVI and VGE would pay to Cindy Chang $1,200 each per month for rent on the Company’s headquarters in Marietta, Georgia. For 2013, the Company recorded rent expense of $28,800 under this lease.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2013	2012
Audit Fees – Malone Bailey	$9,000	$	―
Audit Fees – Hein & Associates LLP	77,000		87,000
Audit Fees – Goldman Kurland and Mohidin, LLP	―		2,000
Audit-Related Fees	―		―
Tax Fees	―		―
Other Fees	2,000		1,000
	$88,000		$90,000

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company will consider establishing an Audit Committee in 2014. Consistent with SEC policies regarding auditor independence, our Audit Committee will have the responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee will establish a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

Reference is made to Item 8. Financial Statements and Supplementary Data of this Form 10-K.

List of Exhibits

Exhibit Number	Description of Exhibit

3.1	Memorandum and Articles of Association of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed June 3, 2009).

3.2	Amended and Restated Memorandum and Articles of Association of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed November 25, 2009).

10.1	Securities Purchase Agreement dated as of October 21, 2008 by and among VIASPACE Inc., Sung Hsien Chang, the Company and the other persons listed therein (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 filed June 3, 2009).

10.2	Shareholder Agreement dated as of October 21, 2008 by and among VIASPACE Inc., Chang and the other persons listed therein, and the Company (incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 filed June 3, 2009).

10.3	2009 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-1 filed June 3, 2009).

10.4	Agreement between IPA China and China Gate Technology Co., Ltd. dated on or about October 2008 (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed August 12, 2009).

10.5	Memorandum of Understanding dated as of September 2, 2009 by and among Dragon Power Ltd, the Company and VIASPACE Inc. (incorporated herein by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-1 filed September 4, 2009).

10.6	Amendment No. 1 dated as of June 22, 2009 to the Securities Purchase Agreement dated as of October 21, 2008 by and among VIASPACE Inc., Sung Hsien Chang, the Company and the other persons (incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 filed September 4, 2009).

10.7	Amendment No. 2 dated as of August 21, 2009 to the Securities Purchase Agreement dated as of October 21, 2008 by and among VIASPACE Inc., Sung Hsien Chang, the Company and the other persons (incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 filed September 4, 2009).

10.8	Amendment No. 3 dated as of October 14, 2009 to the Securities Purchase Agreement dated as of October 21, 2008 by and among VIASPACE Inc., Sung Hsien Chang, the Company and the other persons (incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 filed October 15, 2009).

10.9	Amendment No. 4 dated as of November 21, 2009 to the Securities Purchase Agreement dated as of October 21, 2008 by and among VIASPACE Inc., Sung Hsien Chang, the Company and the other persons (incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed November 25, 2009).

10.10	Amendment No. 5 dated as of November 25, 2009 to the Securities Purchase Agreement dated as of October 21, 2008 by and among VIASPACE Inc., Sung Hsien Chang, the Company and the other persons (incorporated herein by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 filed November 25, 2009).

10.11	Amendment No. 6 dated as of December 18, 2009 to the Securities Purchase Agreement dated as of October 21, 2008 by and among VIASPACE Inc., Sung Hsien Chang, the Company and the other persons (incorporated herein by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 filed December 18, 2009).

10.12	Subsidiary Guarantee dated May 14, 2010 by and between the Company, Inter-Pacific Arts Corporation, Guangzhou Inter Pacific Arts and Sung Hsien Chang (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 18, 2010).

10.13	Form of Security Agreement dated May 14, 2010 by and between the Company, Inter-Pacific Arts Corporation, Guangzhou Inter Pacific Arts and Sung Hsien Chang (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed May 18, 2010).

10.14	Form of Stock Pledge Agreement dated May 14, 2010 by and between the Company, Inter-Pacific Arts Corporation and Sung Hsien Chang (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed May 18, 2010).

10.15	Registration Rights Agreement dated May 14, 2010 by and between the Company and Chang (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 8-K filed May 18, 2010).

10.16	Recapitalization Agreement dated September 30, 2012 by and among VIASPACE, the Company, Sung Chang, Changs LLC, Carl Kukkonen and Stephen Muzi (incorporated herein by reference to Exhibit 10.01 of the Company’s Form 8-K filed October 5, 2012)

10.17	Supply License and Commercialization Agreement dated September 30, 2012 by and among VIASPACE and the Company (incorporated herein by reference to Exhibit 10.02 of the Company’s Form 8-K filed October 5, 2012).

10.18	Mutual Limited Release dated September 30, 2012 by and among VIASPACE, the Company, Schewe, Kukkonen, Muzi, Chang and the other parties listed therein (incorporated herein by reference to Exhibit 10.03 of the Company’s Form 8-K filed October 5, 2012).

10.19	Supply License and Commercialization Agreement dated September 30, 2012 by and among the Company and Guangzhou Inter-Pacific Arts Corp. (incorporated herein by reference to Exhibit 10.04 of the Company’s Form 8-K filed October 5, 2012).

10.20	Consulting Agreement by and between the Company and Stephen Muzi dated as of September 30, 2012 (incorporated herein by reference to Exhibit 10.05 of the Company’s Form 8-K filed October 5, 2012).

10.21	Payment of Obligation and Limited Release Agreement dated April 5, 2013, between JJ International Inc., the Registrant, Inter-Pacific Arts Corp. and Guangzhou Inter-Pacific Arts Corp. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 11, 2013).

21.1	List of Subsidiaries of the Registrant (1)

23.1	Consent of Malone Bailey LLP dated April 15, 2014 (1)

23.2	Consent of Hein & Associates LLP dated April 15, 2014 (1)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (1)

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Schema Document (1)
101.CAL	XBRL Calculation Linkbase Document (1)
101.DEF	XBRL Definition Linkbase Document (1)
101.LAB	XBRL Label Linkbase Document (1)
101.PRE	XBRL Presentation Linkbase Document (1)

________________

(1)	Filed herewith.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2014.

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

SIGNATURE	TITLE	DATE

/s/ SUNG HSIEN CHANG	President	April 15, 2014
Sung Hsien Chang	(Principal Executive Officer and Director)

/s/ STEPHEN J. MUZI	Chief Financial Officer	April 15, 2014
Stephen J. Muzi	(Principal Financial and Accounting Officer)

/s/ HUAN-CHING HSU	Director	April 15, 2014
Huan-Ching Hsu

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VIASPACE GREEN ENERGY INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

VIASPACE Green Energy Inc.

We have audited the accompanying consolidated balance sheet of VIASPACE Green Energy Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VIASPACE Green Energy Inc. and its subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 15, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

VIASPACE Green Energy Inc.

We have audited the accompanying consolidated balance sheet of VIASPACE Green Energy Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity, and cash flows for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VIASPACE Green Energy Inc. and Subsidiaries as of December 31, 2012 and the results of its operations and its cash flows for the year then ended, in conformity with US generally accepted accounting principles.

/S/ HEIN & ASSOCIATES LLP

HEIN & ASSOCIATES LLP

Irvine, California

April 15, 2013

VIASPACE GREEN ENERGY INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$144,000	$202,000
Accounts receivable	59,000	305,000
Inventory	225,000	315,000
Prepaid expenses	26,000	32,000
Related party receivables	135,000	166,000
Other current assets	10,000	13,000
TOTAL CURRENT ASSETS	599,000	1,033,000

FIXED ASSETS, net	1,013,000	1,082,000

OTHER ASSETS:
Land use rights, net	702,000	627,000
License to grass, net	376,000	402,000
Goodwill	602,000	602,000
Marketable securities	1,791,000	455,000
Related party receivables	40,000	1,261,000
Other assets	10,000	10,000
TOTAL OTHER ASSETS	3,521,000	3,357,000

TOTAL ASSETS	$5,133,000	$5,472,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$112,000	$295,000
Related party payables	63,000	32,000
Accrued expenses	208,000	154,000
Income taxes payable	28,000	27,000
TOTAL CURRENT LIABILITIES	411,000	508,000

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,480,400 issued and outstanding in 2013 and 2012	10,000	10,000
Additional paid-in capital	17,983,000	17,983,000
Accumulated other comprehensive income	115,000	―
Accumulated deficit	(13,386,000)	(13,029,000)
Total stockholders’ equity	4,722,000	4,964,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,133,000	$5,472,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012
REVENUES	$2,786,000	$3,399,000
REVENUES – RELATED PARTIES	95,000	94,000
TOTAL REVENUES	2,881,000	3,493,000
COST OF REVENUES	1,968,000	2,314,000
GROSS PROFIT	913,000	1,179,000

OPERATING EXPENSES
Operations	109,000	151,000
Selling, general and administrative	1,162,000	1,437,000
Goodwill impairment	―	4,413,000
Total operating expenses	1,271,000	6,001,000

LOSS FROM OPERATIONS	(358,000)	(4,822,000)

OTHER INCOME (EXPENSE)
Other expense	(17,000)	(5,000)
Other income	25,000	200,000
Total other income	8,000	195,000

LOSS BEFORE INCOME TAXES	(350,000)	(4,627,000)
Income taxes expense (benefit)	7,000	(88,000)

NET LOSS	$(357,000)	$(4,539,000)

NET LOSS PER SHARE OF COMMON STOCK - Basic and diluted	$(0.03)	$(0.50)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – Basic and diluted	10,480,400	9,077,807

The accompanying notes are an integral part of the consolidated financial statements.

F-5

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2013	2012
NET LOSS	$(357,000)	$(4,539,000)

Other Comprehensive Income:
Unrealized gain on marketable securities	115,000	―
Subtotal	115,000	―

COMPREHENSIVE LOSS	$(242,000)	$(4,539,000)

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock
			Additional		Accumulated Other	Retained Earnings
			Paid in		Comprehensive	(Accumulated
	Shares	Amount	Capital		Income	Deficit)	Total
BALANCE, DECEMBER 31, 2011	8,600,000	$9,000	$18,280,000	$	―	$(8,490,000)	$9,799,000

Net loss						(4,539,000)	(4,539,000)
Stock compensation expense related to stock options			111,000				111,000
Capital contribution from VIASPACE Inc. for executive compensation			31,000				31,000
Forgiveness of receivable due from VIASPACE pursuant to recapitalization agreement entered			(2,319,000)				(2,319,000)
Issuance of common shares to Changs, LLC after recapitalization agreement	1,880,400	$1,000	1,880,000				1,881,000

BALANCE, DECEMBER 31, 2012	10,480,400	$10,000	$17,983,000	$	―	$(13,029,000)	$4,964,000

Net loss						(357,000)	(357,000)
Unrealized gain on marketable securities					115,000		115,000

BALANCE, DECEMBER 31, 2013	10,480,400	$10,000	$17,983,000		$115,000	$(13,386,000)	$4,722,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Years Ended December 31,
		2013		2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(357,000)		$(4,539,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation		137,000		106,000
Amortization		86,000		60,000
Goodwill impairment		―		4,413,000
Stock option compensation		―		111,000
Non-cash payroll expenses paid by VIASPACE Inc. allocated to the Company		―		31,000
Bad debt expense		―		36,000
Loss on disposal of fixed assets		―		3,000
Changes in operating assets and liabilities:
Accounts receivable		247,000		(163,000)
Inventory		93,000		(48,000)
Related party receivables		(19,000)		(365,000)
Prepaid expenses		14,000		11,000
Other assets		(5,000)		6,000
Accounts payable		(188,000)		(115,000)
Related party payables		54,000		(43,000)
Income taxes payable		(1,000)		27,000
Accrued expenses		80,000		(34,000)
Net cash provided by (used in) operating activities		141,000		(503,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets		(68,000)		(96,000)
Cash paid for land leases		(135,000)		(144,000)
Proceeds from disposal of fixed assets		―		1,000
Net cash used in investing activities		(203,000)		(239,000)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS		4,000		―

NET DECREASE IN CASH AND CASH EQUIVALENTS		(58,000)		(742,000)
CASH AND CASH EQUIVALENTS, Beginning of year		202,000		944,000
CASH AND CASH EQUIVALENTS, End of year		$144,000		$202,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$	―	$	―
Income taxes		$8,000	$	―

Noncash Investing and Financing Activities:
Change in fair value of available-for-sale securities		$115,000	$	―
Available-for-sale securities received for related party receivable		$1,221,000	$	―

Supplemental Disclosure of Non-Cash Activities for 2012:

●	On September 30, 2012, the Company entered into a recapitalization agreement with VIASPACE Inc. On the date of the recapitalization, the Company wrote-off $2,318,000 of related party receivables, net, and charged this amount to additional paid in capital. Included in the related party receivables amount was $1,880,400 representing the fair market value of 1,880,400 newly-issued common shares of the Company that were issued to Changs, LLC as required by the recapitalization agreement.

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE GREEN ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Note 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) international business company (“we”, “us”, “VGE” or the “Company”) is a renewable energy company. Our renewable energy is based on biomass -- in particular our dedicated energy crop with the trademarked name “Giant King® Grass”. VGE is the parent company of Inter Pacific Arts Corporation, a BVI international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a People’s Republic of China (“PRC”) company (“IPA China”). IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China. IPA BVI owns all equity interests of IPA China. IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, wall décor sold in US retail chain stores. IPA China also has a license for and produces Giant King Grass (“GKG”), a proprietary dedicated energy crop, which can be burned in 100% biomass power plants to generate electricity, made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants, generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics. GKG can also be used as animal feed. GKG has been independently tested by customers and been shown to have excellent energy content, high bio methane production, and the cellulosic sugar content needed for biofuels and biochemicals.

We are growing GKG on approximately 457 acres of leased land in China, which serves as a nursery to provide seedlings for large bioenergy projects, a demonstration plantation for potential partners and customers to visit, to provide samples for testing by potential customers, and as a grass source for our own pellet products.

Corporate History – VGE was formed on July 1, 2008. Prior to October 21, 2008, VGE was 100% owned by VIASPACE Inc. (“VIASPACE”) and had no active operations. On October 21, 2008, the majority shareholder of IPA BVI and IPA China, Sung Hsien Chang (“Chang”), entered into a Securities Purchase Agreement (the "Purchase Agreement") with VGE, VIASPACE and China Gate Technology Co., Ltd., a Brunei Darussalam company ("China Gate"). Under the Purchase Agreement, VGE acquired 100% of IPA BVI and the entire equity interest of IPA China from Chang. In exchange, VIASPACE agreed to pay approximately $16 million in cash and newly issued shares of VIASPACE and VGE stock. In addition, VIASPACE issued shares of its common stock to China Gate for China Gate’s sublicense of certain grass technology to IPA China. On September 30, 2012, VIASPACE, VGE and Chang entered into a recapitalization agreement whereby VIASPACE returned the shares it owned in VGE back to VGE, and VGE subsequently issued 8,384,320 shares to Changs, LLC, a limited liability company controlled by Chang. These shares represented 80% of the outstanding shares of VGE. The shares were issued to Changs, LLC during the fourth quarter of 2012. As of December 31, 2013 and 2012, Changs, LLC owned 80% of the outstanding shares of the Company.

Basis of Presentation – The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and the instructions to Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications of prior year’s data have been made to conform to 2013 classifications. Such classifications had no effect on net loss reported in the consolidated statements of operations.

Liquidity - At December 31, 2013, the Company had cash and cash equivalents of $144,000 and an accumulated deficit of $13,386,000. Additionally, for the year ended December 31, 2013, the Company provided cash from operations of $141,000. Management anticipates that the artwork segment will continue to be profitable in 2014 with revenue continuing at the same level as 2013. The profits generated by the artwork segment are used for the corporate expenses of the Company and to fund expenses to expand GKG operations. In addition, revenue from pellet sales is expected to increase in 2014. The Company believes profits generated from the artwork and pellet sales will be adequate to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months.

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

Fiscal Year End – The Company’s fiscal year ends December 31.

Use of Estimates in the Preparation of the Financial Statements – The preparation of financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are required as part of determining the allowance for doubtful accounts, the useful lives and impairment for property, plant and equipment, goodwill and acquired intangible assets. Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and highly liquid short-term deposits which are unrestricted as to withdrawal and use, and which have maturities of three months or less when purchased.

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

The following is a summary of inventory at December 31, 2013:

	Raw Materials	Finished Goods	Total
Framed-Artwork	$155,000	$25,000	$180,000
Grass	25,000	20,000	45,000
Total	$180,000	$45,000	$225,000

The following is a summary of inventory at December 31, 2012:

	Raw Materials	Finished Goods	Total
Framed-Artwork	$315,000	$–	$315,000
Total	$315,000	$–	$315,000

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

Land Use Rights – All land in the PRC is government owned and cannot be sold to any individual or company. IPA BVI acquired land use rights for the land occupied by its manufacturing facility in 2005. Additionally, VGE has land use rights of approximately 185 hectares, or 457 acres in Guangdong province of the PRC where its GKG is being grown. Amounts are being amortized over the period the Company has use of the land, ranging from 20 to 30 years.

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

Goodwill – Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the net identifiable assets of the acquired subsidiary at the date of acquisition. Goodwill is measured at cost less accumulated impairment losses. Goodwill is not amortized but tested for impairment annually and whenever impairment indicators require. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment by management using a discounted cash flow methodology. This requires us to use significant judgment including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital and relevant market data. VIASPACE and VGE acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition. As part of the Company’s annual impairment review as of December 31, 2012, a $4,413,000 goodwill impairment charge was recorded in 2012 within the Company’s framed-artwork reportable segment due to lower than expected revenue and operating income growth. The Company performed an impairment test for goodwill on December 31, 2013. Based on the results that the fair value of the reporting unit exceeds its carrying amount (following the impairment loss discussed above), no impairment charge was recognized in 2013.

Marketable Securities – All marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value with resulting unrealized gains and losses, reported as a component of accumulated other comprehensive loss. Long-term marketable securities have remaining maturities at the balance sheet date of one year or greater.

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

Fair Value – Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Authoritative literature provides a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement as follows:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Fair Value of Financial Instruments – “Disclosures about Fair Value of Financial Instruments,” codified in FASB ASC Topic 850, requires the Company disclose estimated fair values of financial instruments at least annually. The recorded value of accounts receivables, prepaid expenses related party receivables (current portion), related party payables, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded value of related party receivables (non-current portion) approximates their fair value.

Income Taxes – The Company utilizes “Accounting for Income Taxes,” codified in FASB ASC Topic 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. For IPA China, the statutory corporate income tax rate for foreign enterprises in the PRC was 25% for 2013 and 2012. VGE and IPA BVI are British Virgin Islands international companies and not subject to United States income taxes. The Company does not have any deferred tax assets or liabilities recorded for the periods covered by the accompanying financial statements due to no significant book to tax basis differences existing.

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

Shipping and Handling Costs – Shipping and handling costs of products sold are included in selling expenses and amounted to $28,000 and $21,000, for the years ended December 31, 2013 and 2012, respectively.

Foreign Currency Translation – IPA China’s local currency is the Renminbi (“RMB”) and its functional currency is US dollars (“USD”). For financial reporting purposes, RMB has been remeasured into United States dollars ("USD") as the functional currency. Remeasurement adjustments arising from the use of different exchange rates from period to period are recorded in the Company’s statements of operations. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date. The functional currency of IPA BVI and VGE is USD.

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

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	As of December 31,
	2013	2012
Accounts receivable	$59,000	$305,000
Less: Allowance for doubtful accounts	―	―
Total	$59,000	$305,000

NOTE 3 – FIXED ASSETS

Fixed assets are comprised of the following at December 31, 2013 and December 31, 2012:

	2013	2012
Building	$823,000	$800,000
Machinery and equipment	586,000	551,000
Office equipment	82,000	80,000
Vehicles	233,000	225,000
Total fixed assets	1,724,000	1,656,000
Less: Accumulated depreciation	711,000	574,000
Fixed assets, net	$1,013,000	$1,082,000

Depreciation was $137,000 for 2013 and $106,000 for 2012.

NOTE 4 – LAND USE RIGHTS

Land use rights are composed of the following at December 31, 2013 and December 31, 2012:

	2013	2012
Land use rights	$999,000	$864,000
Less: Accumulated amortization	297,000	237,000
Land use rights, net	$702,000	$627,000

During the third quarter of 2012, the Company made deposits of $144,000 for an additional land lease site of approximately 93 hectares, or 230 acres in China which requires a prepayment of the first five years of lease. The remaining amount of approximately $136,000 was made in the third quarter of 2013.

Amortization was $60,000 for 2013 and $34,000 for 2012. The amortization for the next five years from December 31, 2013 will be: 2014 - $95,000; 2015 - $95,000; 2016 - $95,000; 2017 - $63,000; and 2018 - $26,000.

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

Amortization was $26,000 in 2013 and $25,000 in 2012. The amortization expense for the next five years from December 31, 2013 will be $25,000 in each year.

License to Grass is composed of the following at December 31, 2013 and December 31, 2012:

	2013	2012
License to Grass	$507,000	$507,000
Less: Accumulated amortization	131,000	105,000
License to Grass, net	$376,000	$402,000

Goodwill

VGE acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition. As part of the Company’s annual impairment review as of December 31, 2012, a $4,413,000 goodwill impairment charge was recorded in 2012 within the Company’s framed-artwork reportable segment due to lower than expected revenue and operating income growth. The Company performed an impairment test for goodwill on December 31, 2013. Based on the results that the fair value of the reporting unit exceeds its carrying amount (following the impairment loss recorded in 2011 and 2012), no impairment charge was recognized in 2013. Goodwill was $602,000 at December 31, 2013 and 2012.

NOTE 6 – MARKETABLE SECURITIES, AVAILABLE FOR SALE

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

On April 5, 2013, JJ International Inc. (“JJ”), a related party of the Company, entered into a Payment of Obligation and Limited Release Agreement (the “Agreement”) with VGE, IPA BVI and IPA China, whereby the parties agreed that JJ would give the Company 78,801,687 common shares of VIASPACE Inc., in full satisfaction of certain outstanding receivables. The number of common shares given by JJ was determined based on a closing price of $0.0155 of VIASPACE Inc. common stock on that date and had a fair market value of $1,221,426 on the date of the Agreement. No gain or loss was generated as there is no difference between the fair value of the shares received and the related party receivables settled.

As of December 31, 2013, the Company owned 135,691,337 shares in VSPC, with an estimated fair value of $1,791,000, which is based on the closing price of VSPC’s common stock on December 31, 2013. During 2013, the Company recorded an unrealized holding gain of approximately $115,000, as a component of accumulated other comprehensive loss on the consolidated balance sheet.

The Company’s investments owned by level within the fair value hierarchy at December 31, 2013 and 2012 are as follows:

Assets	Fair value		Fair value Hierarchy
	December 31, 2013	December 31, 2012

Stocks	$1,791,000	$455,000	Level 1

Below is a summary of changes in the Company’s investment in VSPC for 2013 and 2012:

	2013	2012
Beginning balance at separation date	$455,000	$455,000
Additional shares received at fair market value to settle related party receivables	1,221,000	–
Subtotal	1,676,000	455,000
Total gain (loss) included in earnings	–	–
Change in unrealized gain (loss) included in comprehensive income	115,000	–
Ending balance	$1,791,000	$455,000

NOTE 7 – RELATED PARTIES

Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Related Party Receivables

Included in the Company’s consolidated balance sheets at December 31, 2013 and December 31, 2012 are Related Party Receivables and Payables. The Related Party Receivables and Payables are as follows. Sung Hsien Chang is a director and president of the Company and CEO of IPA China and IPA BVI. Chang is also an owner of JJ. As discussed in Note 6, JJ paid down $1,221,426 of the amount owed to the Company on April 5, 2013 with shares of VSPC common stock. As of December 31, 2013 and December 31, 2012, the Company had a receivable due from JJ in the amount of $105,000 and $1,241,000, respectively. This balance consists of the following:

•	Loan made to JJ by IPA BVI in the amount of $0 and $400,000 at December 31, 2013 and December 31, 2012, respectively.

•	Advances made to JJ by IPA BVI and VGE. Expenses that JJ pays on behalf of IPA BVI and VGE reduce these advances. As of December 31, 2013 and December 31, 2012, included in the Due from JJ receivable shown below are net advances made to JJ in the amount of $6,000 and $20,000, respectively. Additionally, at December 31, 2013, $56,000 owed by IPA BVI to JJ is included in the related party payables summary below.

•	Interest accruing on the loan receivable and other outstanding balances due to IPA BVI. For 2013 and 2012, the Company recorded interest income from JJ in the amount of $0 and $19,000, respectively, which is included in Other Income in the Company’s Consolidated Statements of Operations. As of December 31, 2013 and December 31, 2012, included in the Due from JJ receivable shown below is cumulative interest charged to JJ in the amount of $0 and $176,000, respectively.

•	IPA China recorded revenues of $95,000 and $94,000 for sales made to JJ for 2013 and 2012, respectively. As of December 31, 2013 and December 31, 2012, included in the Due from JJ receivable are trade receivables of $99,000 and $645,000, respectively. During 2012, IPA China recorded bad debt expense of $36,000 related to due from JJ, and this amount was written off in 2013.

The following table represents a summary of Related Party Receivables at December 31, 2013 and December 31, 2012:

	2013	2012
Short Term
Due from JJ International	$105,000	$20,000
Due from employee of IPA China	30,000	146,000
Total short term	135,000	166,000
Long Term
Due from JJ International	–	1,221,000
Due from VIASPACE	40,000	40,000
Total long term	40,000	1,261,000
Total short term and long term	$175,000	$1,427,000

VIASPACE has agreed to pay the Company $40,000 as reimbursement for legal fees and costs in connection with the separation of the Company and VIASPACE in 2012. This amount is due by September 30, 2014.

Related Party Payables

The following table is a summary of Related Party Payables at December 31, 2013 and December 31, 2012:

	2013	2012
Due to employee of IPA China	$–	$23,000
Due to Cindy Chang	7,000	9,000
Due to JJ International	56,000	–
Total	$63,000	32,000

On October 1, 2012, IPA BVI and VGE entered into an office lease agreement with Cindy Chang, spouse of Sung Hsien Chang, whereby IPA BVI and VGE would each pay to Cindy Chang $1,200 per month for rent on the Company’s headquarters in Marietta, Georgia. For 2013, the Company recorded rent expense of $28,800 under this lease.

NOTE 8 – INCOME TAXES

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

The components of the Company’s income tax expense from operations for the year ended December 31, 2013 and December 31, 2012 for consisted of:

	2013	2012
Current:
PRC	$7,000	$(87,000)

Income tax expense	$7,000	$(87,000)

IPA China had a tax loss for the year ended December 31, 2010 and had taxable income for the years ended December 31, 2011 through 2013. During 2012, the Income Tax Law of the PRC made a tax ruling that allowed IPA China to carry forward tax losses from previous years to years with taxable income. As a result of this, IPA China has recorded at December 31, 2012, a net income tax benefit in the amount of $87,000. At December 31, 2013 and 2012, IPA China has accrued income taxes payable of $28,000 and $27,000, respectively.

The following table reconciles the statutory rate to the Company’s effective tax rate for 2013:

2013
PRC statutory rate	25.0%
Effect of expenses not deductible for tax purpose	(0.5%)
Effect of income tax exemptions	(27.1%)
Others	0.6%

Effective income tax rate	(2.0%)

At December 31, 2013, the Company had no increase or decrease in unrecognized income tax benefits for the year as a result of uncertain tax positions taken in a prior or current period. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2013 and 2012. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

NOTE 9 – STOCK INCENTIVE PLAN

On June 2, 2009, the Board of VGE adopted the VIASPACE Green Energy Inc. 2009 Stock Incentive Plan (the “VGE Plan”). The VGE Plan was also approved by the holders of a majority of the Company’s common stock. The VGE Plan provided for the reservation for issuance under the plan of 1,400,000 shares of VGE common stock.

The VGE Plan is designed to provide additional incentive to employees, directors and consultants of the Company through the awarding of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards. The VGE Board administers the VGE Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the VGE Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over a period determined by the VGE Board of Directors. 1,400,000 shares were available for future grant at December 31, 2013. There were no stock options issued during 2013. There are no stock options outstanding at December 31, 2013 or December 31, 2012.

NOTE 10 – NET LOSS PER SHARE

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

The following table sets forth common stock equivalents (potential common stock) at December 31, 2013 and 2012 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2013	2012

Stock Options	―	―

The following table sets forth the computation of basic and diluted net loss per share for 2013 and 2012, respectively:

	2013	2012
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(357,000)	$(4,539,000)
Denominator:
Weighted average shares of common stock outstanding	10,480,400	9,077,807

Net loss per share of common stock, basic and diluted	$(0.03)	$(0.50)

NOTE 11 – OTHER COMMITMENTS AND CONTINGENCIES

Leases

On October 1, 2012, IPA BVI and VGE entered into an office lease agreement with Cindy Chang, spouse of Company president Sung Chang, whereby IPA BVI and VGE would each pay to Cindy Chang $1,200 per month for rent on the Company’s headquarters in Marietta, Georgia. Previously, no rent was charged to either IPA BVI or VGE. Related party rent expense charged to operations for 2013 and 2012 was $28,800 and $7,200, respectively. Future minimum lease payments due under this lease are as follows: 2014 - $28,800, 2015 - $28,800, 2016 - $28,800 and 2017 – 21,600. Total future minimum lease payments are $108,000.

Lease on land in the PRC is discussed in Note 1 and Note 4 and charged to amortization expense. Rent expense charged to operations for IPA China for 2013 and 2012 was $33,000 and $31,000, respectively. Future minimum lease payments due under this lease are as follows: 2014 - $32,800, 2015 - $32,800, 2016 - $34,400, 2017 - $34,400, 2018 – 34,400 and thereafter – 578,100. Total future minimum lease payments are $746,900.

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

Employment Agreements

On April 19, 2012, our board of directors approved a one-year employment agreement beginning June 1, 2012 for Mr. Chang. Mr. Chang would receive a salary of $240,000 per annum and would also be entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 20 business days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment. This agreement is still ongoing.

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

Information on reportable segments for 2013 and 2012 is shown below:

	2013	2012
Revenues:
Framed-Artwork	$2,858,000	$3,310,000
Grass	23,000	183,000
Total	$2,881,000	$3,493,000
Depreciation and amortization:
Framed-Artwork	$106,000	$81,000
Grass	117,000	85,000
Total	$223,000	$166,000

Loss From Operations:
Framed-Artwork	$363,000	$(3,910,000)
Grass	(721,000)	(912,000)
Loss From Operations	$(358,000)	$(4,822,000)

	December 31, 2013	December 31, 2012
Assets:
Framed-Artwork	$3,877,000	$4,158,000
Grass	1,256,000	1,314,000
Total Assets	$5,133,000	$5,472,000

	December 31, 2013	December 31, 2012
Identifiable long-lived assets, net:
Framed-Artwork	$1,012,000	$1,114,000
Grass	1,079,000	996,000
Total Identifiable long-lived assets, net	$2,091,000	$2,110,000

For the year ended December 31, 2013 and 2012, the Company had one customer which made up 96% and 93%, respectively, of our total revenues.

NOTE 13 – RECAPITALIZATION OF VIASPACE GREEN ENERGY

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

