Form 10-Q
period 2014-03-31
VIASPACE Green Energy Inc.
filed 2014-05-15
CIK 1465062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,480,400 shares of $0.001 par value common stock issued and outstanding as of May 14, 2014.

VIASPACE GREEN ENERGY INC.

INDEX

FISCAL QUARTER ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE GREEN ENERGY INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,000	$144,000
Accounts receivable	88,000	59,000
Inventory	253,000	225,000
Prepaid expenses	20,000	26,000
Related party receivables	148,000	135,000
Other current assets	9,000	10,000
TOTAL CURRENT ASSETS	536,000	599,000

FIXED ASSETS, net	973,000	1,013,000

OTHER ASSETS:
Land use rights, net	676,000	702,000
License to grass, net	370,000	376,000
Goodwill	602,000	602,000
Marketable securities	1,682,000	1,791,000
Related party receivables	―	40,000
Other assets	10,000	10,000
TOTAL OTHER ASSETS	3,340,000	3,521,000

TOTAL ASSETS	$4,849,000	$5,133,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$181,000	$112,000
Related party payables	109,000	63,000
Accrued expenses	190,000	208,000
Income taxes payable	28,000	28,000
TOTAL CURRENT LIABILITIES	508,000	411,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,480,400 issued and outstanding in 2014 and 2013	10,000	10,000
Additional paid-in capital	17,983,000	17,983,000
Accumulated other comprehensive income	6,000	115,000
Accumulated deficit	(13,658,000)	(13,386,000)
Total stockholders’ equity	4,341,000	4,722,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,849,000	$5,133,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
REVENUES	$207,000	$750,000
REVENUES – RELATED PARTIES	14,000	53,000
TOTAL REVENUES	221,000	803,000
COST OF REVENUES	170,000	551,000
GROSS PROFIT	51,000	252,000

OPERATING EXPENSES
Operations	27,000	23,000
Selling, general and administrative	308,000	308,000
Total operating expenses	335,000	331,000

LOSS FROM OPERATIONS	(284,000)	(79,000)

OTHER INCOME (EXPENSE)
Other income	12,000	7,000
Total other income	12,000	7,000

LOSS BEFORE INCOME TAXES	(272,000)	(72,000)
Income taxes expense (benefit)	–	–

NET LOSS	$(272,000)	$(72,000)

NET LOSS PER SHARE OF COMMON STOCK - Basic and diluted	$(0.03)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – Basic and diluted	10,480,400	10,480,400

The accompanying notes are an integral part of these unaudited consolidated financial statements.

4

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
NET LOSS	$(272,000)	$(72,000)

Other Comprehensive Income (Loss):
Unrealized gain (loss) on marketable securities	(109,000)	432,000
Subtotal	(109,000)	432,000

COMPREHENSIVE INCOME (LOSS)	$(381,000)	$360,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(272,000)	$(72,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	34,000	28,000
Amortization	32,000	15,000
Gain on disposal of fixed assets	(3,000)	–
Changes in operating assets and liabilities:
Accounts receivable	(29,000)	87,000
Inventory	(28,000)	(110,000)
Related party receivables	26,000	(23,000)
Prepaid expenses	7,000	(1,000)
Other assets	1,000	(22,000)
Accounts payable	72,000	114,000
Related party payables	46,000	(10,000)
Accrued expenses	(18,000)	(3,000)
Net cash provided by (used in) operating activities	(132,000)	3,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	–	(13,000)
Proceeds from disposal of fixed assets	8,000
Net cash used in investing activities	8,000	(13,000)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(2,000)	–

NET DECREASE IN CASH AND CASH EQUIVALENTS	(126,000)	(10,000)
CASH AND CASH EQUIVALENTS, Beginning of period	144,000	202,000
CASH AND CASH EQUIVALENTS, End of period	$18,000	$192,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Noncash Investing and Financing Activities:
Change in fair value of available-for-sale securities	$(109,000)	$–

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

Corporate History – VGE was formed on July 1, 2008. Prior to October 21, 2008, VGE was 100% owned by VIASPACE Inc. (“VIASPACE”) and had no active operations. On October 21, 2008, the majority shareholder of IPA BVI and IPA China, Sung Hsien Chang (“Chang”), entered into a Securities Purchase Agreement (the "Purchase Agreement") with VGE, VIASPACE and China Gate Technology Co., Ltd., a Brunei Darussalam company ("China Gate"). Under the Purchase Agreement, VGE acquired 100% of IPA BVI and the entire equity interest of IPA China from Chang. In exchange, VIASPACE agreed to pay approximately $16 million in cash and newly issued shares of VIASPACE and VGE stock. In addition, VIASPACE issued shares of its common stock to China Gate for China Gate’s sublicense of certain grass technology to IPA China. On September 30, 2012, VIASPACE, VGE and Chang entered into a recapitalization agreement whereby VIASPACE returned the shares it owned in VGE back to VGE, and VGE subsequently issued 8,384,320 shares to Changs, LLC, a limited liability company controlled by Chang. These shares represented 80% of the outstanding shares of VGE. The shares were issued to Changs, LLC during the fourth quarter of 2012. As of March 31, 2014 and December 31, 2013, Changs, LLC owned 80% of the outstanding shares of the Company.

Basis of Presentation - The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2 – MARKETABLE SECURITIES, AVAILABLE FOR SALE

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

As of March 31, 2014, the Company owned 135,691,337 common shares of VSPC, with an estimated fair value of $1,682,000, which is based on the closing price of VSPC’s common stock on March 31, 2014. For the three months ended March 31, 2014, the Company recorded an unrealized holding loss of approximately $109,000, as a component of accumulated other comprehensive loss on the consolidated balance sheet.

The Company’s investments owned by level within the fair value hierarchy at March 31, 2014 and December 31, 2013 are as follows:

Assets	Fair value		Fair value Hierarchy
	March 31, 2014	December 31, 2013

Stocks	$1,682,000	$1,791,000	Level 1

Below is a summary of changes in the Company’s investment in VSPC for the three months ended March 31, 2014:

2014
Balance as January 1, 2014	$1,791,000
Additional shares received at fair market value to settle related party receivables	–
Subtotal	1,791,000

Change in unrealized loss included in comprehensive income	(109,000)
Balance as of March 31, 2014	$1,682,000

NOTE 3 – RELATED PARTIES

Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Related Party Receivables

Included in the Company’s consolidated balance sheets at March 31, 2014 and December 31, 2013 are Related Party Receivables and Payables. The Related Party Receivables and Payables are as follows. Sung Hsien Chang is a director and president of the Company and CEO of IPA China and IPA BVI. Chang is also an owner of JJ. As discussed in Note 2, JJ paid down $1,221,426 of the amount owed to the Company on April 5, 2013 with shares of VSPC common stock. As of March 31, 2014 and December 31, 2013, the Company had a receivable due from JJ in the amount of $76,000 and $105,000, respectively. This balance consists of the following:

•	Advances are made to JJ by IPA BVI and VGE. Expenses that JJ pays on behalf of IPA BVI and VGE reduce these advances. As of March 31, 2014 and December 31, 2013, included in the Due from JJ receivable shown below are net advances made to JJ in the amount of $0,000 and $6,000, respectively. Additionally, at March 31, 2014 and December 31, 2013, $65,000 and $56,000, respectively, owed by IPA BVI to JJ is included in the related party payables summary below. Additionally, at March 31, 2014, $30,000 owed by VGE to JJ is included in the related party payables summary below.

•	IPA China recorded revenues of $14,000 and $53,000 for sales made to JJ for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, included in the Due from JJ receivable are trade receivables of $76,000 and $99,000, respectively.

The following table represents a summary of Related Party Receivables at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Short Term
Due from JJ International	$76,000	$105,000
Due from employee of IPA China	32,000	30,000
Due from VIASPACE	40,000	–
Total short term	148,000	135,000
Long Term
Due from VIASPACE	–	40,000
Total long term	–	40,000
Total short term and long term	$148,000	$175,000

VIASPACE has agreed to pay the Company $40,000 as reimbursement for legal fees and costs in connection with the separation of the Company and VIASPACE in 2012. This amount is due by September 30, 2014.

Related Party Payables

The following table is a summary of Related Party Payables at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Due to Cindy Chang	$14,000	$7,000
Due to JJ International	95,000	56,000
Total	$109,000	$63,000

On October 1, 2012, IPA BVI and VGE entered into an office lease agreement with Cindy Chang, spouse of Sung Hsien Chang, whereby IPA BVI and VGE would each pay to Cindy Chang $1,200 per month for rent on the Company’s headquarters in Marietta, Georgia. For the three months ended March 31, 2014 and 2013, the Company recorded rent expense of $7,200 under this lease for each period.

NOTE 4 – OPERATING SEGMENTS

The Company evaluates its reportable segments in accordance with FASB ASC Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. As of March 31, 2014, the Company’s President, Sung Hsien Chang, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to FASB ASC Topic 280. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.

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

Information on reportable segments for the three months ended March 31, 2014 and 2013 are shown below:

	Three Months Ended March 31,
	2014	2013
Revenues:
Framed-Artwork	$215,000	$783,000
Grass	6,000	20,000
Total	$221,000	$803,000
Depreciation and amortization:
Framed-Artwork	$26,000	$21,000
Grass	40,000	22,000
Total	$66,000	$43,000

Loss From Operations:
Framed-Artwork	$(74,000)	$107,000
Grass	(210,000)	(186,000)
Loss From Operations	$(284,000)	$(79,000)

	March 31, 2014	December 31, 2013
Assets:
Framed-Artwork	$3,684,000	$3,877,000
Grass	1,165,000	1,256,000
Total Assets	$4,849,000	$5,133,000

	March 31, 2014	December 31, 2013
Identifiable long-lived assets, net:
Framed-Artwork	$986,000	$1,012,000
Grass	1,034,000	1,079,000
Total Identifiable long-lived assets, net	$2,020,000	$2,091,000

For the three months ended March 31, 2014 and 2013, the Company had one customer which made up 92% and 91%, respectively, of our total revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion contains certain statements that may constitute “forward-looking statements.” Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Our future results may differ materially from those currently anticipated depending on a variety of factors, including those described below under “Item 1A, Risk Factors” and our other filings with the Securities and Exchange Commission (“SEC”).  The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto that appear elsewhere in this Report and in conjunction with our 2013 Annual Report on Form 10-K as filed with the SEC.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to March 31, 2013

Revenues

Revenues were $221,000 and $803,000 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $582,000, or 72%, due to lower customer orders for artwork in the US. Approximately $215,000 of revenues recorded during the three months ended March 31, 2014 are from framed artwork sales and $6,000 of revenues are from grass related sales.  For the three months ended March 31, 2013, framed artwork sales were $783,000 and grass related sales were $20,000.

Cost of Revenues

Costs of revenues were $170,000 and $551,000 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $381,000, or 69%.  Cost of revenues in producing framed artwork were $166,000 and $547,000 for the three months ended March 31, 2014 and 2013, respectively.  Cost of revenues in grass related sales were $4,000 for the three months ended March 31, 2014 and 2013.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended March 31, 2014 compared to the same period in 2013 was a decrease in gross profit from $252,000 (gross margin of 31%) for the three months ended March 31, 2013 to $51,000 (gross margin of 23%) for the three months ended March 31, 2014, a decrease of $201,000, or 80%.

Operations Expenses

Operations expenses were $27,000 and $23,000 for the three months ended March 31, 2014 and 2013, respectively, an increase of $4,000.  Operations expenses are composed salaries, consulting, plantation costs, travel costs, depreciation, fertilizer, maintenance, utilities and fuel costs associated with growing Giant King Grass.  The increase is primarily due to higher payroll expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $308,000 for the three months ended March 31, 2014 and for the three months ended March 31, 2013.

Selling expenses decreased $15,000 in the three months ended March 31, 2014 compared with the same period in 2013 due to the lower sales volume for the Company in 2014 compared with 2013. Amortization expense increased $18,000 in 2014 as compared with 2013 due to the Company purchasing an additional land lease in 2013 and incurring amortization on this land lease for the three months ended March 31, 2014 and no comparable amortization in 2013. Travel expense decreased $10,000 in 2014 compared with 2013 due to reduced travel to the PRC in 2014 compared with 2013. Accounting expenses decreased $5,000 in 2014 compared with 2013 due to lower audit fees. Payroll and benefits increased $4,000 in the three months ended March 31, 2014 due to higher compensation levels in 2014 as compared with 2013. Other selling, general and administrative expenses, net, increased $8,000 during the three months ended March 31, 2014 compared to the same period in 2013.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was an increase in the loss from operations from $79,000 for the three months ended March 31, 2013 to a loss from operations of $284,000 for the three months ended March 31, 2014, an increase of $205,000.

Of the total amounts, the framed artwork segment had a decrease in income from operations of $181,000 for the three months ended March 31, 2014 compared to the same period in 2013. The grass segment had an increase in loss from operations of $24,000 for the three months ended March 31, 2014 compared to the same period in 2013.

Liquidity and Capital Resources

The Company’s net loss for the three months ended March 31, 2014 was $272,000.   Non-cash expenses totaled $66,000 for the three months ended March 31, 2014 composed of depreciation expense of $34,000 and amortization expense of $32,000. The Company also had a gain on the sale of a vehicle of $3,000 in 2014. Related party receivables and payables, net, provided $72,000 of cash from operating activities. Working capital provided $5,000 in 2014.  Total net cash used by operating activities was $132,000 for the three months ended March 31, 2014.

Net cash provided by investing activities was $8,000 in 2014 due to proceeds received from the sale of a vehicle.

The Company expects cash on hand as of March 31, 2014 and future operating cash flow to fund operations for a minimum of the next twelve months, and as such, the Company has no immediate need for additional outside financing.  However, if revenue forecasts are not met or if future operating expenses or capital requirements increase beyond our control; the Company may need to seek additional cash resources through the sale of equity securities or debt securities.

Contractual Obligations

The Company does not have any other major outstanding contractual obligations except for the following:

Leases

On October 1, 2012, IPA BVI and VGE entered into an office lease agreement with Cindy Chang, spouse of Company president Sung Chang, whereby IPA BVI and VGE would each pay to Cindy Chang $1,200 per month for rent on the Company’s headquarters in Marietta, Georgia. Previously, no rent was charged to either IPA BVI or VGE. Related party rent expense charged to operations for the three months ended March 31, 2014 and 2013 was $7,200 for each period.

Rent expense of the lease on land in the PRC charged to operations for IPA China for the three months ended March 31, 2014 and 2013 was $8,000 for each period.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of March 31, 2014.

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

For the period ended March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2013. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report. Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of March 31, 2014.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, other than as set forth below:

Risks Related To Our Business

Substantially all of our revenues to date have been to one customer, the loss of which could result in a severe decline in revenues.

For the three months ended March 31, 2014 and 2013, the Company had one customer which made up 92% and 91%, respectively, of our total revenues. We believe that this trend of revenues to one customer will continue in the near future. A loss of any customer by the Company, and in particular, our leading customer, could significantly reduce recognized revenues.

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

VIASPACE GREEN ENERGY INC. (Registrant)

Date: May 14, 2014	By:	/s/ SUNG HSIEN CHANG
Sung Hsien Chang
President (Principal Executive Officer)

Date: May 14, 2014	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer (Principal Financial and Accounting Officer)

