Form 10-Q
period 2014-06-30
VIASPACE Green Energy Inc.
filed 2014-08-14
CIK 1465062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,480,400 shares of $0.001 par value common stock issued and outstanding as of August 11, 2014.

VIASPACE GREEN ENERGY INC.

INDEX

FISCAL QUARTER ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE GREEN ENERGY INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$203,000	$144,000
Accounts receivable	234,000	59,000
Inventory	222,000	225,000
Prepaid expenses	27,000	26,000
Related party receivables	43,000	135,000
Other current assets	9,000	10,000
TOTAL CURRENT ASSETS	738,000	599,000

FIXED ASSETS, net	943,000	1,013,000

OTHER ASSETS:
Land use rights, net	651,000	702,000
License to grass, net	364,000	376,000
Goodwill	602,000	602,000
Marketable securities	1,425,000	1,791,000
Related party receivables	–	40,000
Other assets	10,000	10,000
TOTAL OTHER ASSETS	3,052,000	3,521,000

TOTAL ASSETS	$4,733,000	$5,133,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$303,000	$112,000
Related party payables	166,000	63,000
Accrued expenses	170,000	208,000
Income taxes payable	27,000	28,000
TOTAL CURRENT LIABILITIES	666,000	411,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,480,400 issued and outstanding as of June 30, 2014 and December 31, 2013	10,000	10,000
Additional paid-in capital	17,983,000	17,983,000
Accumulated other comprehensive income	(251,000)	115,000
Accumulated deficit	(13,675,000)	(13,386,000)
Total stockholders’ equity	4,067,000	4,722,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,733,000	$5,133,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES	$823,000	$945,000	$1,030,000	$1,694,000
REVENUES - RELATED PARTIES	–	10,000	14,000	64,000
TOTAL REVENUE	823,000	955,000	1,044,000	1,758,000
COST OF REVENUES	570,000	614,000	740,000	1,165,000
GROSS PROFIT	253,000	341,000	304,000	593,000

OPERATING EXPENSES
Operations	25,000	34,000	52,000	57,000
Selling, general and administrative	277,000	294,000	585,000	602,000
Total operating expenses	302,000	328,000	637,000	659,000

INCOME (LOSS) FROM OPERATIONS	(49,000)	13,000	(333,000)	(66,000)

OTHER INCOME (EXPENSE)
Other expense	(4,000)	(9,000)	(4,000)	(8,000)
Other income	36,000	6,000	48,000	12,000
Total other income (expense)	32,000	(3,000)	44,000	4,000

INCOME (LOSS) BEFORE INCOME TAXES	(17,000)	10,000	(289,000)	(62,000)
Income taxes	–	–	–	–

NET INCOME (LOSS)	$(17,000)	$10,000	$(289,000)	$(62,000)

NET LOSS PER SHARE OF COMMON STOCK – Basic and Diluted	$0.00	$0.00	$(0.03)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – Basic and Diluted	10,480,400	10,480,400	10,480,400	10,480,400

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET INCOME (LOSS)	$(17,000)	$10,000	$(289,000)	$(62,000)

Other Comprehensive Income:
Unrealized gain (loss) on marketable securities	(257,000)	(358,000)	(366,000)	74,000
Foreign currency translation	–	14,000	–	14,000
Subtotal	(257,000)	(344,000)	(366,000)	88,000

COMPREHENSIVE INCOME (LOSS)	$(274,000)	$(334,000)	$(655,000)	$26,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(289,000)	$(62,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	68,000	58,000
Amortization	63,000	29,000
Gain on disposal of fixed assets	(3,000)	–
Changes in operating assets and liabilities:
Accounts receivable	(175,000)	(175,000)
Inventory	2,000	(58,000)
Related party receivables	131,000	(50,000)
Prepaid expenses	(1,000)	(16,000)
Other assets	1,000	–
Accounts payable	192,000	108,000
Related party payables	103,000	(20,000)
Accrued expenses	(37,000)	51,000
Income tax payable	(1,000)	–
Net cash provided by (used in) operating activities	54,000	(135,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(2,000)	(41,000)
Proceeds from disposal of fixed assets	8,000	–
Net cash provided by (used in) investing activities	6,000	(41,000)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(1,000)	14,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	59,000	(162,000)
CASH AND CASH EQUIVALENTS, Beginning of period	144,000	202,000
CASH AND CASH EQUIVALENTS, End of period	$203,000	$40,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$1,000	$–

Noncash Investing and Financing Activities:
Change in fair value of available-for-sale securities	$366,000	$74,000
Available-for-sale securities received for related party receivable	$–	$1,221,000

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

Corporate History – VGE was formed on July 1, 2008. Prior to October 21, 2008, VGE was 100% owned by VIASPACE Inc. (“VIASPACE”) and had no active operations. On October 21, 2008, the majority shareholder of IPA BVI and IPA China, Sung Hsien Chang (“Chang”), entered into a Securities Purchase Agreement (the "Purchase Agreement") with VGE, VIASPACE and China Gate Technology Co., Ltd., a Brunei Darussalam company ("China Gate"). Under the Purchase Agreement, VGE acquired 100% of IPA BVI and the entire equity interest of IPA China from Chang. In exchange, VIASPACE agreed to pay approximately $16 million in cash and newly issued shares of VIASPACE and VGE stock. In addition, VIASPACE issued shares of its common stock to China Gate for China Gate’s sublicense of certain grass technology to IPA China. On September 30, 2012, VIASPACE, VGE and Chang entered into a recapitalization agreement whereby VIASPACE returned the shares it owned in VGE back to VGE, and VGE subsequently issued 8,384,320 shares to Changs, LLC, a limited liability company controlled by Chang. These shares represented 80% of the outstanding shares of VGE. The shares were issued to Changs, LLC during the fourth quarter of 2012. As of June 30, 2014 and December 31, 2013, Changs, LLC owned 80% of the outstanding shares of the Company.

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

As of June 30, 2014, the Company owned 135,691,337 common shares of VSPC, with an estimated fair value of $1,425,000, which is based on the closing price of VSPC’s common stock on June 30, 2014. For the three months ended June 30, 2014, the Company recorded an unrealized holding loss of approximately $257,000, as a component of accumulated other comprehensive loss on the consolidated balance sheet. For the six months ended June 30, 2014, the Company recorded an unrealized holding loss of approximately $366,000, as a component of accumulated other comprehensive loss on the consolidated balance sheet.

The Company’s investments owned by level within the fair value hierarchy at June 30, 2014 and December 31, 2013 are as follows:

Assets	Fair value		Fair value Hierarchy
	June 30, 2014	December 31, 2013

Stocks	$1,425,000	$1,791,000	Level 1

Below is a summary of changes in the Company’s investment in VSPC for the six months ended June 30, 2014:

2014
Balance as January 1, 2014	$1,791,000
Additional shares received at fair market value to settle related party receivables	–
Subtotal	1,791,000

Change in unrealized loss included in comprehensive income	(366,000)
Balance as of June 30, 2014	$1,425,000

NOTE 3 – RELATED PARTIES

Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Related Party Receivables

Included in the Company’s consolidated balance sheets at June 30, 2014 and December 31, 2013 are Related Party Receivables and Payables. The Related Party Receivables and Payables are as follows. Sung Hsien Chang is a director and president of the Company and CEO of IPA China and IPA BVI. Chang is also an owner of JJ. As discussed in Note 2, JJ paid down $1,221,426 of the amount owed to the Company on April 5, 2013 with shares of VSPC common stock. As of June 30, 2014 and December 31, 2013, the Company had a receivable due from JJ in the amount of $3,000 and $105,000, respectively. This balance consists of the following:

•	Advances are made to JJ by IPA BVI and VGE. Expenses that JJ pays on behalf of IPA BVI and VGE reduce these advances. As of June 30, 2014 and December 31, 2013, included in the Due from JJ receivable shown below are net advances made to JJ by VGE in the amount of $3,000 and $6,000, respectively. Additionally, at June 30, 2014 and December 31, 2013, $52,000 and $56,000, respectively, owed by IPA BVI to JJ is included in the related party payables summary below.

•	IPA China recorded revenues of zero and $10,000 for sales made to JJ for the three months ended June 30, 2014 and 2013, respectively. IPA China recorded revenues of $14,000 and $64,000 for sales made to JJ for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, $61,000 is owed by IPA China to JJ and is included in the related party payables summary below. As of December 31, 2013, included in the Due from JJ receivable are trade receivables of $99,000.

The following table represents a summary of Related Party Receivables at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Short Term
Due from JJ International	$3,000	$105,000
Due from employee of IPA China	–	30,000
Due from VIASPACE	40,000	–
Total short term	43,000	135,000
Long Term
Due from VIASPACE	–	40,000
Total long term	–	40,000
Total short term and long term	$43,000	$175,000

VIASPACE has agreed to pay the Company $40,000 as reimbursement for legal fees and costs in connection with the separation of the Company and VIASPACE in 2012. This amount is due by September 30, 2014.

Related Party Payables

The following table is a summary of Related Party Payables at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Due to Cindy Chang	$14,000	$7,000
Due to JJ International	113,000	56,000
Due to employee of IPA China	39,000	–
Total	$166,000	$63,000

On October 1, 2012, IPA BVI and VGE entered into an office lease agreement with Cindy Chang, spouse of Sung Hsien Chang, whereby IPA BVI and VGE would each pay to Cindy Chang $1,200 per month for rent on the Company’s headquarters in Marietta, Georgia. For the three months ended June 30, 2014 and 2013, the Company recorded rent expense of $7,200 under this lease for each period. For the six months ended June 30, 2014 and 2013, the Company recorded rent expense of $14,400 under this lease for each period.

NOTE 4 – OPERATING SEGMENTS

The Company evaluates its reportable segments in accordance with FASB ASC Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. As of June 30, 2014, the Company’s President, Sung Hsien Chang, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to FASB ASC Topic 280. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.

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

Information on reportable segments for the three and six months ended June 30, 2014 and 2013 are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Framed-Artwork	$823,000	$954,000	$1,038,000	$1,737,000
Grass	–	1,000	6,000	21,000
Total	$823,000	$955,000	$1,044,000	$1,758,000

Income (Loss) From Operations:
Framed-Artwork	$125,000	$200,000	$51,000	$307,000
Grass	(174,000)	(187,000)	(384,000)	(373,000)
Income (Loss) From Operations	$(49,000)	$13,000	$(333,000)	$(66,000)

Depreciation and amortization:
Framed-Artwork	$26,000	$22,000	$52,000	$43,000
Grass	39,000	22,000	79,000	44,000
Total	$65,000	$44,000	$131,000	$87,000

	June 30, 2014	December 31, 2013
Assets:
Framed-Artwork	$3,633,000	$3,877,000
Grass	1,100,000	1,256,000
Total Assets	$4,733,000	$5,133,000

	June 30, 2014	December 31, 2013
Identifiable long-lived assets, net:
Framed-Artwork	$963,000	$1,012,000
Grass	995,000	1,079,000
Total Identifiable long-lived assets, net	$1,958,000	$2,091,000

For the three months ended June 30, 2014 and 2013, the Company had one customer which made up 99% of our total revenues. For the six months ended June 30, 2014 and 2013, the Company had one customer which made up 98% and 96%, respectively, of our total revenues.

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

Results of Operations

Three Months Ended June 30, 2014 Compared to June 30, 2013

Revenues

Revenues were $823,000 and $955,000 for the three months ended June 30, 2014 and 2013, respectively, a decrease of $132,000, or 14%, due to lower customer orders for artwork in the US. All of revenues recorded during the three months ended June 30, 2014 are from framed artwork sales.  For the three months ended June 30, 2013, framed artwork sales were $954,000 and grass related sales were $1,000.

Cost of Revenues

Costs of revenues were $570,000 and $614,000 for the three months ended June 30, 2014 and 2013, respectively, a decrease of $44,000, or 7%.  Cost of revenues in producing framed artwork were $570,000 and $613,000 for the three months ended June 30, 2014 and 2013, respectively.  Cost of revenues in grass related sales were $1,000 for the three months ended June 30, 2013 and zero for the three months ended June 30, 2014.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended June 30, 2014 compared to the same period in 2013 was a decrease in gross profit from $341,000 (gross margin of 36%) for the three months ended June 30, 2013 to $253,000 (gross margin of 31%) for the three months ended June 30, 2014, a decrease of $88,000, or 26%.

Operations Expenses

Operations expenses were $25,000 and $34,000 for the three months ended June 30, 2014 and 2013, respectively, a decrease of $9,000.  Operations expenses are composed salaries, consulting, plantation costs, travel costs, depreciation, fertilizer, maintenance, utilities and fuel costs associated with growing Giant King Grass.  The decrease is primarily due to lower payroll expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $277,000 and $294,000 for the three months ended June 30, 2014 and 2013, respectively, a decrease of $17,000.

Selling expenses decreased $9,000 in the three months ended June 30, 2014 compared with the same period in 2013 due to the lower sales volume for the Company in 2014 compared with 2013. Amortization expense increased $17,000 in 2014 as compared with 2013 due to the Company purchasing an additional land lease in 2013 and incurring amortization on this land lease for the three months ended June 30, 2014 and no comparable amortization in 2013. Travel expense decreased $6,000 in 2014 compared with 2013 due to reduced travel to the PRC in 2014 compared with 2013. Accounting expenses decreased $10,000 in 2014 compared with 2013 due to lower audit fees. Legal fees decreased $8,000 in 2014 compared with 2013 due to lower lawyer fees. Other selling, general and administrative expenses, net, decreased $1,000 during the three months ended June 30, 2014 compared to the same period in 2013.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was an increase in the loss from operations from operating income of $13,000 for the three months ended June 30, 2013 to a loss from operations of $49,000 for the three months ended June 30, 2014, an increase of $62,000.

Of the total amounts, the framed artwork segment had a decrease in income from operations of $75,000 for the three months ended June 30, 2014 compared to the same period in 2013. The grass segment had a decrease in loss from operations of $13,000 for the three months ended June 30, 2014 compared to the same period in 2013.

Six Months Ended June 30, 2014 Compared to June 30, 2013

Revenues

Revenues were $1,044,000 and $1,758,000 for the six months ended June 30, 2014 and 2013, respectively, a decrease of $714,000, or 41%, due to lower customer orders for artwork in the US. For the six months ended June 30, 2014, framed artwork sales were $1,038,000 and grass related sales were $6,000.  For the six months ended June 30, 2013, framed artwork sales were $1,737,000 and grass related sales were $21,000.

Cost of Revenues

Costs of revenues were $740,000 and $1,165,000 for the six months ended June 30, 2014 and 2013, respectively, a decrease of $425,000, or 36%.  Cost of revenues in producing framed artwork were $736,000 and $1,160,000 for the six months ended June 30, 2014 and 2013, respectively.  Cost of revenues in grass related sales were $4,000 and $5, for the six months ended June 30, 2014 and 2013, respectively.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the six months ended June 30, 2014 compared to the same period in 2013 was a decrease in gross profit from $593,000 (gross margin of 34%) for the six months ended June 30, 2013 to $304,000 (gross margin of 30%) for the six months ended June 30, 2014, a decrease of $289,000, or 49%.

Operations Expenses

Operations expenses were $52,000 and $57,000 for the six months ended June 30, 2014 and 2013, respectively, a decrease of $5,000.  Operations expenses are composed salaries, consulting, plantation costs, travel costs, depreciation, fertilizer, maintenance, utilities and fuel costs associated with growing Giant King Grass.  The decrease is primarily due to lower plantation supply costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $585,000 and $602,000 for the six months ended June 30, 2014 and 2013, respectively, a decrease of $17,000.

Selling expenses decreased $24,000 in the six months ended June 30, 2014 compared with the same period in 2013 due to the lower sales volume for the Company in 2014 compared with 2013. Payroll and benefits increased $7,000 for the six month ended June 30, 2014 as compared with the same period in 2013 due to higher health insurance costs. Amortization expense increased $35,000 in 2014 as compared with 2013 due to the Company purchasing an additional land lease in 2013 and incurring amortization on this land lease for the six months ended June 30, 2014 and no comparable amortization in 2013. Travel expense decreased $16,000 in 2014 compared with 2013 due to reduced travel to the PRC in 2014 compared with 2013. Accounting expenses decreased $15,000 in 2014 compared with 2013 due to lower audit fees. Legal fees decreased $5,000 in 2014 compared with 2013 due to lower lawyer fees. Other selling, general and administrative expenses, net, increased $1,000 during the six months ended June 30, 2014 compared to the same period in 2013.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was an increase in the loss from operations from $66,000 for the six months ended June 30, 2013 to a loss from operations of $333,000 for the six months ended June 30, 2014, an increase of $267,000.

Of the total amounts, the framed artwork segment had a decrease in income from operations of $256,000 for the six months ended June 30, 2014 compared to the same period in 2013. The grass segment had an increase in loss from operations of $11,000 for the six months ended June 30, 2014 compared to the same period in 2013.

Liquidity and Capital Resources

The Company’s net loss for the six months ended June 30, 2014 was $289,000.   Non-cash expenses totaled $131,000 for the six months ended June 30, 2014 composed of depreciation expense of $68,000 and amortization expense of $63,000. The Company also had a gain on the sale of a vehicle of $3,000 in 2014. Related party receivables and payables, net, provided $234,000 of cash from operating activities. Working capital used $19,000 in 2014.  Total net cash provided by operating activities was $54,000 for the six months ended June 30, 2014.

Net cash provided by investing activities was $6,000 in 2014 due to proceeds of $8,000 received from the sale of a vehicle and $2,000 that was incurred for purchase of fixed assets in the Company’s framed artwork division.

The Company expects cash on hand as of June 30, 2014 and future operating cash flow to fund operations for a minimum of the next twelve months, and as such, the Company has no immediate need for additional outside financing.  However, if revenue forecasts are not met or if future operating expenses or capital requirements increase beyond our control; the Company may need to seek additional cash resources through the sale of equity securities or debt securities.

Contractual Obligations

The Company does not have any other major outstanding contractual obligations except for the following:

Leases

On October 1, 2012, IPA BVI and VGE entered into an office lease agreement with Cindy Chang, spouse of Company president Sung Chang, whereby IPA BVI and VGE would each pay to Cindy Chang $1,200 per month for rent on the Company’s headquarters in Marietta, Georgia. Previously, no rent was charged to either IPA BVI or VGE. For the three months ended June 30, 2014 and 2013, the Company recorded rent expense of $7,200 under this lease for each period. For the six months ended June 30, 2014 and 2013, the Company recorded rent expense of $14,400 under this lease for each period.

Rent expense of the lease on land in the PRC charged to operations for IPA China for the three months ended June 30, 2014 and 2013 was $9,000 for each period. Rent expense of the lease on land in the PRC charged to operations for IPA China for the six months ended June 30, 2014 and 2013 was $17,000 for each period.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of June 30, 2014.

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

For the period ended June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2013. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report. Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of June 30, 2014.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, other than as set forth below:

Risks Related To Our Business

Substantially all of our revenues to date have been to one customer, the loss of which could result in a severe decline in revenues.

For the three months ended June 30, 2014 and 2013, the Company had one customer which made up 99% of our total revenues. For the six months ended June 30, 2014 and 2013, the Company had one customer which made up 98% and 96%, respectively, of our total revenues. We believe that this trend of revenues to one customer will continue in the near future. A loss of any customer by the Company, and in particular, our leading customer, could significantly reduce recognized revenues.

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

VIASPACE GREEN ENERGY INC. (Registrant)

Date: August 11, 2014	By:	/s/ SUNG HSIEN CHANG
Sung Hsien Chang
President (Principal Executive Officer)

Date: August 11, 2014	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer (Principal Financial and Accounting Officer)

