Form 10-Q
period 2014-09-30
VIASPACE Green Energy Inc.
filed 2014-11-13
CIK 1465062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,480,400 shares of $0.001 par value common stock issued and outstanding as of November 12, 2014.

VIASPACE GREEN ENERGY INC.

INDEX

FISCAL QUARTER ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE GREEN ENERGY INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$314,000	$144,000
Accounts receivable, net	38,000	59,000
Inventory	175,000	225,000
Prepaid expenses	21,000	26,000
Related party receivables	9,000	135,000
Other current assets	6,000	10,000
TOTAL CURRENT ASSETS	563,000	599,000

FIXED ASSETS, net	925,000	1,013,000

OTHER ASSETS:
Land use rights, net	637,000	702,000
License to grass, net	357,000	376,000
Goodwill	602,000	602,000
Marketable securities	1,126,000	1,791,000
Related party receivables	–	40,000
Other assets	10,000	10,000
TOTAL OTHER ASSETS	2,732,000	3,521,000

TOTAL ASSETS	$4,220,000	$5,133,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$138,000	$112,000
Related party payables	105,000	63,000
Accrued expenses	205,000	208,000
Income taxes payable	26,000	28,000
TOTAL CURRENT LIABILITIES	474,000	411,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,480,400 issued and outstanding as of September 30, 2014 and December 31, 2013	10,000	10,000
Additional paid-in capital	17,983,000	17,983,000
Accumulated other comprehensive income	(550,000)	115,000
Accumulated deficit	(13,697,000)	(13,386,000)
Total stockholders’ equity	3,746,000	4,722,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,220,000	$5,133,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES	$525,000	$697,000	$1,555,000	$2,391,000
REVENUES - RELATED PARTIES	35,000	9,000	49,000	73,000
TOTAL REVENUE	560,000	706,000	1,604,000	2,464,000
COST OF REVENUES	323,000	481,000	1,063,000	1,646,000
GROSS PROFIT	237,000	225,000	541,000	818,000

OPERATING EXPENSES
Operations	21,000	29,000	73,000	86,000
Selling, general and administrative	255,000	286,000	840,000	888,000
Total operating expenses	276,000	315,000	913,000	974,000

LOSS FROM OPERATIONS	(39,000)	(90,000)	(372,000)	(156,000)

OTHER INCOME (EXPENSE)
Other expense	(8,000)	(11,000)	(12,000)	(19,000)
Other income	25,000	6,000	73,000	18,000
Total other income (expense)	17,000	(5,000)	61,000	(1,000)

LOSS BEFORE INCOME TAXES	(22,000)	(95,000)	(311,000)	(157,000)
Income taxes	–	–	–	–

NET LOSS	$(22,000)	$(95,000)	$(311,000)	$(157,000)

NET LOSS PER SHARE OF COMMON STOCK – Basic and Diluted	$(0.00)	$(0.01)	$(0.03)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – Basic and Diluted	10,480,400	10,480,400	10,480,400	10,480,400

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET LOSS	$(22,000)	$(95,000)	$(311,000)	$(157,000)

Other Comprehensive Income:
Unrealized gain (loss) on marketable securities	(299,000)	122,000	(665,000)	196,000
Foreign currency translation	–	5,000	–	19,000
Subtotal	(299,000)	127,000	(665,000)	215,000

COMPREHENSIVE LOSS	$(321,000)	$32,000	$(976,000)	$58,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIASPACE GREEN ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(311,000)	$(157,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	99,000	87,000
Amortization	84,000	54,000
Bad debt expense	–	23,000
Gain on disposal of fixed assets	(3,000)	–
Changes in operating assets and liabilities:
Accounts receivable	21,000	53,000
Inventory	50,000	48,000
Related party receivables	165,000	55,000
Prepaid expenses	5,000	(7,000)
Other assets	4,000	4,000
Accounts payable	27,000	(107,000)
Related party payables	41,000	(6,000)
Accrued expenses	(3,000)	18,000
Income tax payable	(1,000)	–
Net cash provided by operating activities	178,000	65,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(16,000)	(68,000)
Proceeds from disposal of fixed assets	8,000	–
Cash paid for land leases	–	(135,000)
Net cash used in investing activities	(8,000)	(203,000)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	–	19,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	170,000	(119,000)
CASH AND CASH EQUIVALENTS, Beginning of period	144,000	202,000
CASH AND CASH EQUIVALENTS, End of period	$314,000	$83,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$1,000	$–

Noncash Investing and Financing Activities:
Change in fair value of available-for-sale securities	$665,000	$196,000
Available-for-sale securities received for related party receivable	$–	$1,221,000

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

Corporate History – VGE was formed on July 1, 2008. Prior to October 21, 2008, VGE was 100% owned by VIASPACE Inc. (“VIASPACE”) and had no active operations. On October 21, 2008, the majority shareholder of IPA BVI and IPA China, Sung Hsien Chang (“Chang”), entered into a Securities Purchase Agreement (the "Purchase Agreement") with VGE, VIASPACE and China Gate Technology Co., Ltd., a Brunei Darussalam company ("China Gate"). Under the Purchase Agreement, VGE acquired 100% of IPA BVI and the entire equity interest of IPA China from Chang. In exchange, VIASPACE agreed to pay approximately $16 million in cash and newly issued shares of VIASPACE and VGE stock. In addition, VIASPACE issued shares of its common stock to China Gate for China Gate’s sublicense of certain grass technology to IPA China. On September 30, 2012, VIASPACE, VGE and Chang entered into a recapitalization agreement whereby VIASPACE returned the shares it owned in VGE back to VGE, and VGE subsequently issued 8,384,320 shares to Changs, LLC, a limited liability company controlled by Chang. These shares represented 80% of the outstanding shares of VGE. The shares were issued to Changs, LLC during the fourth quarter of 2012. As of September 30, 2014 and December 31, 2013, Changs, LLC owned 80% of the outstanding shares of the Company.

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

Recently issued accounting pronouncements - In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from contracts with Customers (Topic 606)”. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period”. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendment in the ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

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

As of September 30, 2014, the Company owned 135,691,337 common shares of VSPC, with an estimated fair value of $1,126,000, which is based on the closing price of VSPC’s common stock on September 30, 2014. For the three months ended September 30, 2014, the Company recorded an unrealized holding loss of approximately $299,000, as a component of accumulated other comprehensive loss on the consolidated balance sheet. For the nine months ended September 30, 2014, the Company recorded an unrealized holding loss of approximately $665,000, as a component of accumulated other comprehensive loss on the consolidated balance sheet.

The Company’s investments owned by level within the fair value hierarchy at September 30, 2014 and December 31, 2013 are as follows:

Assets	Fair value		Fair value Hierarchy
	September 30, 2014	December 31, 2013

Stocks	$1,126,000	$1,791,000	Level 1

Below is a summary of changes in the Company’s investment in VSPC for the nine months ended September 30, 2014:

2014
Balance as January 1, 2014	$1,791,000
Additional shares received at fair market value to settle related party receivables	–
Subtotal	1,791,000

Change in unrealized loss included in comprehensive income	(665,000)
Balance as of September 30, 2014	$1,126,000

NOTE 3 – RELATED PARTIES

Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Related Party Receivables

Included in the Company’s consolidated balance sheets at September 30, 2014 and December 31, 2013 are Related Party Receivables and Payables. The Related Party Receivables and Payables are as follows. Sung Hsien Chang is a director and president of the Company and CEO of IPA China and IPA BVI. Chang is also an owner of JJ. As discussed in Note 2, JJ paid down $1,221,426 of the amount owed to the Company on April 5, 2013 with shares of VSPC common stock. As of September 30, 2014 and December 31, 2013, the Company had a receivable due from JJ in the amount of $9,000 and $105,000, respectively. This balance consists of the following:

•	Advances are made to JJ by IPA BVI and VGE. Expenses that JJ pays on behalf of IPA BVI and VGE reduce these advances. As of September 30, 2014 and December 31, 2013, included in the Due from JJ receivable shown below are net advances made to JJ by VGE in the amount of $9,000 and $6,000, respectively. Additionally, at September 30, 2014 and December 31, 2013, $30,000 and $56,000, respectively, owed by IPA BVI to JJ is included in the related party payables summary below.

•	IPA China recorded revenues of $35,000 and $9,000 for sales made to JJ for the three months ended September 30, 2014 and 2013, respectively. IPA China recorded revenues of $49,000 and $73,000 for sales made to JJ for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, $25,000 is owed by IPA China to JJ and is included in the related party payables summary below. As of December 31, 2013, included in the Due from JJ receivable are trade receivables of $99,000.

The following table represents a summary of Related Party Receivables at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Short Term
Due from JJ International	$9,000	$105,000
Due from employee of IPA China	–	30,000
Total short term	9,000	135,000
Long Term
Due from VIASPACE	–	40,000
Total long term	–	40,000
Total short term and long term	$9,000	$175,000

VIASPACE had agreed to pay the Company $40,000 as reimbursement for legal fees and costs in connection with the separation of the Company and VIASPACE in 2012. This amount was paid on September 25, 2014.

Related Party Payables

The following table is a summary of Related Party Payables at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Due to Cindy Chang	$22,000	$7,000
Due to JJ International	55,000	56,000
Due to employee of IPA China	28,000	–
Total	$105,000	$63,000

On October 1, 2012, IPA BVI and VGE entered into an office lease agreement with Cindy Chang, spouse of Sung Hsien Chang, whereby IPA BVI and VGE would each pay to Cindy Chang $1,200 per month for rent on the Company’s headquarters in Marietta, Georgia. For the three months ended September 30, 2014 and 2013, the Company recorded rent expense of $7,200 under this lease for each period. For the nine months ended September 30, 2014 and 2013, the Company recorded rent expense of $21,600 under this lease for each period.

NOTE 4 – OPERATING SEGMENTS

The Company evaluates its reportable segments in accordance with FASB ASC Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. As of September 30, 2014, the Company’s President, Sung Hsien Chang, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to FASB ASC Topic 280. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.

The Company operates in two reportable segments:

Framed-Artwork Segment:

(i)	IPA China and IPA BVI: Specialize in manufacturing high-quality, copyrighted, framed artwork in the PRC which is sold to retail stores in the US.

Grass Segment:

(i)	VGE (but not including operations of its subsidiaries, IPA China and IPA BVI): VGE grows a fast-growing, high yield, low carbon, nonfood energy crop called Giant King Grass (“GKG”) in the PRC. GKG can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation. GKG can also be used as animal feed. On September 30, 2012, VGE obtained a worldwide sublicense regarding GKG from IPA China. On the same date, VGE then entered into a sublicense agreement with VIASPACE whereby VGE retains the exclusive rights to the GKG license in China and Taiwan, and VIASPACE has an exclusive GKG worldwide license outside of China and Taiwan. On September 30, 2014, the sublicense has been renewed for an additional two years under the current terms of the agreement. The sublicense agreement has milestones that VIASPACE must meet every two years in order to retain rights to the sublicense.

The accounting policies of the reportable segments are described in the summary of significant accounting policies (see Note 1 to these financial statements). The Company evaluates segment performance based on income (loss) from operations excluding infrequent and unusual items.

Information on reportable segments for the three and nine months ended September 30, 2014 and 2013 are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Framed-Artwork	$560,000	$705,000	$1,598,000	$2,442,000
Grass	–	1,000	6,000	22,000
Total	$560,000	$706,000	$1,604,000	$2,464,000

Income (Loss) From Operations:
Framed-Artwork	$113,000	$98,000	$164,000	$405,000
Grass	(152,000)	(188,000)	(536,000)	(561,000)
Loss From Operations	$(39,000)	$(90,000)	$(372,000)	$(156,000)

Depreciation and amortization:
Framed-Artwork	$25,000	$20,000	$77,000	$63,000
Grass	27,000	34,000	106,000	78,000
Total	$52,000	$54,000	$183,000	$141,000

	September 30, 2014	December 31, 2013
Assets:
Framed-Artwork	$3,137,000	$3,877,000
Grass	1,083,000	1,256,000
Total Assets	$4,220,000	$5,133,000

	September 30, 2014	December 31, 2013
Identifiable long-lived assets, net:
Framed-Artwork	$951,000	$1,012,000
Grass	968,000	1,079,000
Total Identifiable long-lived assets, net	$1,919,000	$2,091,000

For the three months ended September 30, 2014 and 2013, the Company had one customer which made up 93% and 99%, respectively, of our total revenues. For the nine months ended September 30, 2014 and 2013, the Company had one customer which made up 96% and 97%, respectively, of our total revenues.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to September 30, 2013

Revenues

Revenues were $560,000 and $706,000 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $146,000, or 21%, due to lower customer orders for artwork in the US. All of revenues recorded during the three months ended September 30, 2014 are from framed artwork sales.  For the three months ended September 30, 2013, framed artwork sales were $705,000 and grass related sales were $1,000.

Cost of Revenues

Costs of revenues were $323,000 and $481,000 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $158,000, or 33%.  Cost of revenues in producing framed artwork were $323,000 and $481,000 for the three months ended September 30, 2014 and 2013, respectively.  Cost of revenues in grass related sales were zero for the three months ended September 30, 2014 and 2013.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended September 30, 2014 compared to the same period in 2013 was an increase in gross profit from $225,000 (gross margin of 32%) for the three months ended September 30, 2013 to $237,000 (gross margin of 42%) for the three months ended September 30, 2014, an increase of $12,000, or 5%.

Operations Expenses

Operations expenses were $21,000 and $29,000 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $8,000.  Operations expenses are composed salaries, consulting, plantation costs, travel costs, depreciation, fertilizer, maintenance, utilities and fuel costs associated with growing Giant King Grass.  The decrease is primarily due to lower payroll expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $255,000 and $286,000 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $31,000.

Selling expenses decreased $5,000 in the three months ended September 30, 2014 compared with the same period in 2013 due to the lower sales volume for the Company in 2014 compared with 2013. Payroll expenses and benefits increased by $9,000 in 2014 as compared with 2013 due to higher health insurance costs. Amortization expense decreased $5,000 in 2014 as compared with 2013 due to the Company purchasing an additional land lease in 2013 and incurring amortization on this land lease for the three months ended September 30, 2014 and no comparable amortization in 2013. Accounting expenses decreased $10,000 in 2014 compared with 2013 due to lower audit fees. Bad debt expense decreased $23,000 in 2014 as compared with 2013 due to no bad debt write-off in 2014. Other selling, general and administrative expenses, net, increased $3,000 during the three months ended September 30, 2014 compared to the same period in 2013.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in the loss from operations from operating loss of $90,000 for the three months ended September 30, 2013 to a loss from operations of $39,000 for the three months ended September 30, 2014, a decrease of $51,000.

Of the total amounts, the framed artwork segment had an increase in income from operations of $15,000 for the three months ended September 30, 2014 compared to the same period in 2013. The grass segment had a decrease in loss from operations of $25,000 for the three months ended September 30, 2014 compared to the same period in 2013.

Nine Months Ended September 30, 2014 Compared to September 30, 2013

Revenues

Revenues were $1,604,000 and $2,464,000 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $860,000, or 35%, due to lower customer orders for artwork in the US. For the nine months ended September 30, 2014, framed artwork sales were $1,598,000 and grass related sales were $6,000.  For the nine months ended September 30, 2013, framed artwork sales were $2,442,000 and grass related sales were $22,000.

Cost of Revenues

Costs of revenues were $1,063,000 and $1,646,000 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $583,000, or 35%.  Cost of revenues in producing framed artwork were $1,059,000 and $1,641,000 for the nine months ended September 30, 2014 and 2013, respectively.  Cost of revenues in grass related sales were $4,000 and $5,000, for the nine months ended September 30, 2014 and 2013, respectively.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the nine months ended September 30, 2014 compared to the same period in 2013 was a decrease in gross profit from $818,000 (gross margin of 33%) for the nine months ended September 30, 2013 to $541,000 (gross margin of 34%) for the nine months ended September 30, 2014, a decrease of $277,000, or 34%.

Operations Expenses

Operations expenses were $73,000 and $86,000 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $13,000.  Operations expenses are composed salaries, consulting, plantation costs, travel costs, depreciation, fertilizer, maintenance, utilities and fuel costs associated with growing Giant King Grass.  The decrease is primarily due to lower plantation supply costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $840,000 and $888,000 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $48,000.

Selling expenses decreased $29,000 in the nine months ended September 30, 2014 compared with the same period in 2013 due to the lower sales volume for the Company in 2014 compared with 2013. Payroll and benefits increased $12,000 for the nine month ended September 30, 2014 as compared with the same period in 2013 due to higher health insurance costs. Amortization expense increased $30,000 in 2014 as compared with 2013 due to the Company purchasing an additional land lease in 2013 and incurring amortization on this land lease for the nine months ended September 30, 2014 and no comparable amortization in 2013. Travel expense decreased $13,000 in 2014 compared with 2013 due to reduced travel to the PRC in 2014 compared with 2013. Accounting expenses decreased $25,000 in 2014 compared with 2013 due to lower audit fees. Legal fees decreased $4,000 in 2014 compared with 2013 due to lower lawyer fees. Bad debt expense decreased $23,000 in 2014 as compared with 2013 due to no bad debt write-off in 2014. Other selling, general and administrative expenses, net, increased $4,000 during the nine months ended September 30, 2014 compared to the same period in 2013.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was an increase in the loss from operations from $156,000 for the nine months ended September 30, 2013 to a loss from operations of $372,000 for the nine months ended September 30, 2014, an increase of $216,000.

Of the total amounts, the framed artwork segment had a decrease in income from operations of $241,000 for the nine months ended September 30, 2014 compared to the same period in 2013. The grass segment had a decrease in loss from operations of $14,000 for the nine months ended September 30, 2014 compared to the same period in 2013.

Liquidity and Capital Resources

The Company’s net loss for the nine months ended September 30, 2014 was $311,000.   Non-cash expenses totaled $183,000 for the nine months ended September 30, 2014 composed of depreciation expense of $99,000 and amortization expense of $84,000. The Company also had a gain on the sale of a vehicle of $3,000 in 2014. Related party receivables and payables, net, provided $206,000 of cash from operating activities. Working capital provided $103,000 of cash in 2014.  Total net cash provided by operating activities was $178,000 for the nine months ended September 30, 2014.

Net cash used by investing activities was $8,000 in 2014 due to proceeds of $8,000 received from the sale of a vehicle and $16,000 that was incurred for purchase of fixed assets in the Company’s framed artwork division.

The Company expects cash on hand as of September 30, 2014 and future operating cash flow to fund operations for a minimum of the next twelve months, and as such, the Company has no immediate need for additional outside financing.  However, if revenue forecasts are not met or if future operating expenses or capital requirements increase beyond our control; the Company may need to seek additional cash resources through the sale of equity securities or debt securities.

Contractual Obligations

The Company does not have any other major outstanding contractual obligations except for the following:

Leases

On October 1, 2012, IPA BVI and VGE entered into an office lease agreement with Cindy Chang, spouse of Company president Sung Chang, whereby IPA BVI and VGE would each pay to Cindy Chang $1,200 per month for rent on the Company’s headquarters in Marietta, Georgia. Previously, no rent was charged to either IPA BVI or VGE. For the three months ended September 30, 2014 and 2013, the Company recorded rent expense of $7,200 under this lease for each period. For the nine months ended September 30, 2014 and 2013, the Company recorded rent expense of $21,600 under this lease for each period.

Rent expense of the lease on land in the PRC charged to operations for IPA China for the three months ended September 30, 2014 and 2013 was $7,000 and $8,000, respectively. Rent expense of the lease on land in the PRC charged to operations for IPA China for the nine months ended September 30, 2014 and 2013 was $24,000 and $25,000, respectively.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of September 30, 2014.

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

For the period ended September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2013. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report. Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of September 30, 2014.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, other than as set forth below:

Risks Related To Our Business

Substantially all of our revenues to date have been to one customer, the loss of which could result in a severe decline in revenues.

For the three months ended September 30, 2014 and 2013, the Company had one customer which made up 93% and 99%, respectively, of our total revenues. For the nine months ended September 30, 2014 and 2013, the Company had one customer which made up 96% and 97%, respectively, of our total revenues. We believe that this trend of revenues to one customer will continue in the near future. A loss of any customer by the Company, and in particular, our leading customer, could significantly reduce recognized revenues.

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

VIASPACE GREEN ENERGY INC. (Registrant)

Date: November 12, 2014	By:	/s/ SUNG HSIEN CHANG
Sung Hsien Chang
President (Principal Executive Officer)

Date: November 12, 2014	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer (Principal Financial and Accounting Officer)

